Form 10-K
period 2023-12-31
Senior Credit Investments, LLC
filed 2024-03-29
CIK 1959568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 814-01685

Senior Credit Investments, LLC

(Exact name of Registrant as specified in its Charter)

Delaware	92-1313185
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
520 Madison Avenue, 12th Floor New York, New York	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 284-3474

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Limited Liability Company Units

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There is currently no established public market for the Registrant’s limited liability company units of beneficial interest (the “units” or the “common units”). The number of units of Registrant’s common units outstanding as of March 25, 2024 was 44,576.

i

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties, which can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “estimate,” “intend,” “continue” or “believe” or the negatives thereof or other variations thereon or comparable terminology. Statements that contain these words should be read carefully because they discuss Senior Credit Investments, LLC (the “Company,” “we,” “our,” or “us”) plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. The forward-looking statements include information in this report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, debt investments in our portfolio companies (the “Portfolio Companies”), each of which is a borrower or with which we have some other form of investment. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Item 1A. Risk Factors” in this report, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in the forward-looking statements contained in this report. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operation and financial position. Factors or events that could cause our actual results to differ from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them. Unitholders should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-looking statements and projections contained in this report. Unitholders are advised to consult any additional disclosures that we may make directly to our unitholders or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

The following factors are among those that may cause actual results to differ materially from our forward-looking statements in this report:

•
changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including the effects of inflation;
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
•
changes in interest rates, including the Secured Overnight Financing Rate (“SOFR”);
•
changes to the fair value of our investments;
•
the impact of future acquisitions and divestitures at the Portfolio Companies in which we invest;
•
the effect of changes in tax laws and regulations and interpretations thereof;
•
the tax status of the enterprises in which we may invest;
•
our ability to maintain our qualification as a BDC and as a regulated investment company under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”);
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

Summary of Risk Factors

The following is only a summary of the principal risks that may be materially adversely affect our business, financial condition results of operations and cash flows. Investing in our securities involves a high degree of risk. The following should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth in the section entitled “Item 1A. Risk Factors” in this report.

Risks Relating to Our Business and Structure

•
Senior Credit Investments LLC is a relatively new company and has a limited operating history.
•
We are dependent upon management personnel of our Investment Adviser for our success, and our financial condition and results of operations depend on our Investment Adviser’s ability to manage our future growth effectively.
•
We operate in a highly competitive market for investment opportunities.

Risks Relating to Our Portfolio Company Investments

•
Our investments are risky and speculative.
•
Investing in companies in the middle market involves a number of significant risks.
•
We will generally not be in a position to exercise control over our Portfolio Companies or to prevent decisions by management of our Portfolio Companies that could decrease the value of our investments.

Risks Related to the Investment Adviser and its Affiliates; Conflicts of Interest

•
Our Investment Adviser, its principals, investment professionals and employees and the members of its Investment Committee have certain conflicts of interest.
•
Our Investment Adviser will be paid the management fee even if the values of the investments decline, and our Investment Adviser’s incentive fee may create incentives for it to make certain kinds of investments.
•
The incentive fee is based on pre-incentive fee net investment income.

Risks Related to Our Operation as a Business Development Company

•
Our operation as a BDC imposes numerous constraints on us and significantly reduces our operating flexibility. In addition, if we fail to maintain our status as a BDC, we might be regulated as a closed-end investment company, which would subject us to additional regulatory restrictions.
•
Regulations governing our operation as a BDC affect our ability to, and the way in which we raise additional capital. These constraints may hinder our Investment Adviser’s ability to take advantage of attractive investment opportunities and to achieve our investment objective.
•
If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a BDC or be precluded from investing according to our current business strategy, which would have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Debt Financing

•
We borrow money, which may magnify the potential for gain or loss and may increase the risk of investing in us.
•
We will be exposed to risks associated with changes in interest rates.

Federal Income Tax Risks

•
We will be subject to corporate-level U.S. federal income tax on all of our income if we are unable to qualify for tax treatment as a RIC under Subchapter M of the Code, which would have a material adverse effect on our financial performance.
•
We cannot predict how new tax legislation will affect us, our investments, or our unitholders, and any such legislation could adversely affect our business.
•
We may have difficulty paying our required distributions if we recognize taxable income before or without receiving cash representing such income.

Risks Relating to the Offering and to Our Common Units

•
Investors in offerings after the initial closing could receive fewer units of common units than anticipated.
•
Our common units are subject to significant transfer restrictions, and an investment in our common units generally will be illiquid.
•
Investing in our common units involves an above average degree of risk.

PART I

Item 1. Business.

Senior Credit Investments, LLC is a private, perpetually offered, externally managed, non-diversified, closed-end management investment company, which has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “Investment Company Act”), and intends to qualify as a regulated investment company (“RIC”) under the Code.

Our investment objective is to generate both current income and capital appreciation by investing primarily in senior secured loans to U.S. companies in the upper middle market. We generally use the term “upper middle market” to refer to large companies with annual earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA,” greater than $75 million. However, we may from time to time invest in smaller companies. We focus on companies backed by private equity sponsors and our capital is typically used by companies to support business growth, acquisitions, leveraged buyouts, refinancing or recapitalizations, and other related activity.

We believe companies in the upper middle market exhibit characteristics that benefit investors, such as operational scale, breadth of products and services, customer and supplier diversity, and geographic reach which our investment team evaluates in relation to the historical and expected financial profile of each potential investment. Although we believe that extending credit to upper middle market companies in the United States provides opportunities to earn attractive risk adjusted returns, our investment strategy is intended to generate favorable returns across all credit cycles with an emphasis on preserving capital.

Our origination of new investment opportunities is differentiated by our Investment Adviser’s affiliation with Jefferies Financial Group Inc. (“Jefferies Financial Group”) and its U.S. investment banking subsidiary, Jefferies LLC (“Jefferies”). We believe this affiliation provides our Investment Adviser with access to a substantial flow of investment opportunities that allows our Investment Adviser to be significantly more selective than investment advisers with less access to deal flow. By leveraging relationships with private equity sponsors and corporate clients that have been developed across the Jefferies Finance LLC (“JFIN”) platform, our Investment Adviser is positioned to select a portfolio of upper middle market loans with attractive risk adjusted returns.

Targeted loan investments are typically floating rate instruments that often pay current income on a quarterly basis, and we look to generate return from a combination of ongoing interest income, original issue discount, upfront fees, call protection, prepayments and related fees. In the case of investments acquired in the secondary market, we may also generate return from the purchase discount to par. Our investments generally have stated terms of five to eight years, and the expected average life of our investments is generally three years. Our investments will consist primarily of funded senior secured term loans, though we may invest in unfunded commitments in the form of revolving credit facilities or delayed draw term loan facilities. The targeted size of each investment will vary with the size of our capital base and other factors as determined by the Investment Adviser. Our intention is generally to distribute, out of assets legally available for distribution, substantially all of our available earnings, on a quarterly basis, as determined by our board of directors (the “Board” or the “Board of Directors”) in its sole discretion.

The Investment Adviser

Our investment activities are managed by the Investment Adviser, an investment adviser that is registered with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), under an investment advisory agreement between the Company and the Investment Adviser (the “Investment Advisory Agreement”). The Investment Adviser is an indirect subsidiary of JFIN, a Delaware limited liability company, and a registered investment adviser under the Advisers Act. JFIN is wholly-owned by JFIN Parent LLC, which is a joint venture between (i) Jefferies Financial Group (a publicly traded company and the parent company for Jefferies, a global securities and investment banking firm), and (ii) Massachusetts Mutual Life Insurance Company (“MassMutual”). The Investment Adviser, together with JFIN and its subsidiaries are referred to herein collectively as “Jefferies Finance.” Jefferies Financial Group, together with its subsidiaries, are referred to herein collectively as “Jefferies Financial Group” or “JFG.”

The Administrator

Alter Domus (US) LLC (the “Administrator”), serves as our administrator. The Administrator is responsible for providing various accounting and administrative services to us including accounting, payment of the Company’s expenses, legal, compliance, operations, technology and investor relations, preparation and filing of the Company’s tax returns, and preparation of financial reports provided to the Company’s unitholders and filed with the Securities and Exchange Commission (“SEC”).

Market Opportunity

We believe there is an attractive market opportunity to provide debt financing to U.S. companies in the upper middle market, which refers to large companies with EBITDA greater than $75 million. We believe companies in the upper middle market exhibit characteristics that benefit investors, such as operational scale, product breadth, customer and supplier diversity, and geographic reach. We believe the market opportunity for financing solutions continues to be strong for the following reasons:

•
Private equity dry powder to invest. Ownership of U.S. domestic companies by private equity firms has grown considerably over time. Data from Prequin, Ltd., a provider of financial data and information on the alternatives assets market shows that, as of January 2, 2024, these firms have over $1.5 trillion of dry powder to deploy. Against this backdrop of anticipated ongoing private equity investment, we believe private credit is poised to continue its growth as an attractive financing alternative.
•
Private credit offers key benefits to private equity sponsors. Private credit offers key benefits including dependability during volatile markets and certainty of financing cost. In addition, debt capital markets experience volatility and may close from time to time. The resulting lack of access to debt financing, and the potential lack of future access, provides an incentive for private equity sponsors to seek financing alternatives, including private credit. The partnership nature of private credit has increasingly made it a preferred financing method for private equity sponsors.
•
Value of private equity sponsor backing. Private equity sponsors provide important benefits to lenders. In the upper middle market, borrowers have often been owned by one or more private equity firms as they have grown and matured. Their sponsor owners may put in place additional reporting systems, add seasoned managers or bolster existing management teams, support growth initiatives and in many cases have invested considerable cash equity. For these reasons, sponsor-backed companies benefit from considerable support that we believe provides additional benefits.
•
Floating rate loan investments. Private credit loans are primarily floating rate investments. As such, we believe investors may benefit from periods of higher market interest rates, including SOFR. During periods of lower interest rates, investors may benefit from minimum SOFR rates, or “floors” that may be documented.

Potential Competitive Strengths

The Jefferies Platform: Our origination of new investment opportunities is differentiated by our Investment Adviser’s affiliation with Jefferies Financial Group and its U.S. investment banking subsidiary, Jefferies. Through relationships with private equity sponsors and corporate clients that have been developed across the platform, our Investment Adviser is positioned to select a portfolio of upper middle market loans with attractive risk adjusted returns.

Sourcing Advantage: The sourcing advantage of our Investment Adviser drives our underwriting advantage. The relevance of the Jefferies platform to our sponsor partners creates access to deal flow that allows us to maintain a disciplined and highly selective investment underwriting process. Jefferies serves as a strategic partner to private equity firms and their portfolio companies. Through these client relationships that have been developed across the platform, and the related financing opportunities that may be generated, our Investment Adviser is well positioned to source new investment opportunities.

Experienced Investment Team: The Investment Adviser’s senior leadership is cycle tested and average over 30 years of relevant experience structuring, underwriting and managing loans in all phases of the credit cycle. The investment team is comprised of seasoned professionals with significant private credit investing experience. The team draws on a diverse array of skill sets, spanning fundamental credit analysis and portfolio management, as well as legal and transactional structuring expertise. The investment team has significant processes and procedures in place, including proprietary information technology systems, to monitor and evaluate the performance of its investments at the asset level. In addition, the investment team has extensive risk management capabilities, which have been developed and honed over many investment cycles. This risk monitoring is designed to minimize the risk of capital loss and maintain an investment portfolio that is expected to perform in a broad range of economic conditions.

Strong, Long-Term Track Record: The Investment Adviser’s affiliate, Jefferies Finance, has been investing for almost two decades in senior secured loans to sponsor owned companies.

The Board of Directors

Overall responsibility for the Company’s oversight rests with the Board. We have entered into the Advisory Agreement with the Investment Adviser, pursuant to which the Investment Adviser manages the Company on a day-to-day basis. The Board is responsible for overseeing the Investment Adviser and other service providers in our operations in accordance with the provisions of the Investment Company Act, our Bylaws and applicable provisions of state and other laws. The Investment Adviser will keep the Board well informed as to the Investment Adviser’s activities on our behalf and our investment operations and provide the Board with additional information as the Board may, from time to time, request. The Board is currently composed of five members, four of whom are not “interested persons” as defined in the Investment Company Act. These four individuals are referred to as “Independent Directors.”

Investment Selection and Process

The Investment Team

The Investment Adviser’s investment team is responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, negotiating and structuring our investments and monitoring and servicing our investments. As of December 31, 2023, the investment team is comprised of 50 professionals, all of whom are dedicated to investment selection, analysis and portfolio management. In addition, the Investment Adviser and its affiliates have risk management, legal, accounting, tax, information technology and compliance personnel, among others, who provide services to us. We benefit from the expertise provided by these personnel in our operations.

The investment team has a long history of investment in loans and utilizes a disciplined bottom-up, fundamental credit approach to lending. Diligence is typically led by underwriting team leaders who are organized by sector according to their expertise. Once a loan has been made, members of the Investment Adviser’s underwriting team will monitor performance of the business. This ensures that the underwriting team gains ongoing market knowledge and experience through the subsequent performance of our Portfolio Companies. The structure and culture of the investment team is intended to foster communication, teamwork and transparency during investment selection.

All investment decisions are made by an investment committee of the Investment Adviser (the “Investment Committee”), which consists of four members led by Thomas Brady and includes Jason Kennedy, the chief investment officer of our Investment Adviser, John Liguori and E. Joseph Hess. The unanimous approval of the Investment Committee, at which a quorum is present, is required to commit us to an investment. We expect to benefit from the extensive and varied relevant experience of the investment professionals serving on the Investment Committee, which includes expertise in private debt, broadly syndicated and traded term loans, leveraged buyouts, workouts and restructuring. Members of the Investment Committee have an average of more than 30 years of relevant experience investing through multiple cycles.

The purpose of the Investment Committee is to evaluate and approve, as deemed appropriate, all investments by our Investment Adviser. The Investment Committee process is intended to bring the significant experience and perspectives of the Investment Committee’s members to the analysis and consideration of every investment. The Investment Committee also serves to provide investment consistency and adherence to our Investment Adviser’s investment philosophies and policies.

Investment Criteria

We are committed to a value-oriented philosophy implemented by our Investment Adviser, which manages our portfolio and seeks to achieve attractive risk-adjusted returns with an emphasis on preserving capital. We have identified criteria that the Investment Adviser believes are important in identifying and investing in prospective Portfolio Companies. These criteria provide general guidelines for our investment decisions. However, not all of these criteria will be met by each prospective Portfolio Company in which we choose to invest. Generally, we seek to use our experience and access to market information to identify investment candidates and to structure investments effectively.

Our investment criteria includes evaluation of the following attributes:

•
expectations for industry stability and the borrower’s market position;
•
expectations for future growth of the industry and of the borrower;
•
diversification of the customer base, supplier base, and product portfolio;
•
financial track record and evaluation of the historical growth;
•
historical and expected capital expenditure and net working capital requirements;
•
historical and proposed capital structure and expectations for free cash flow;
•
historical and expected liquidity;
•
experience and performance of the management team;
•
sector experience and performance of the financial sponsor or owner; and
•
stated corporate strategy.

Our due diligence typically includes:

•
review of historical and prospective financial information;
•
review of the capital structure;
•
analysis of the business and industry in which the company operates;
•
review of loan documents;
•
analysis of available third-party diligence reports; and
•
review of the Portfolio Company’s management, products and services, industry, markets, and competitors.

Upon the completion of due diligence and a decision to proceed with an investment in a company, the team leading the investment presents the investment opportunity to our Investment Committee. This committee determines whether to pursue the potential investment. All new investments are required to be reviewed by the Investment Committee. The members of the Investment Committee do not receive separate compensation from the Company.

Investment Process

Our Investment Adviser employs a disciplined and comprehensive underwriting and diligence process that focuses on all areas of a prospective Portfolio Company’s business, financial and credit profile while seeking to identify, understand and address key credit risks. The underwriting process is designed to help our Investment Adviser evaluate the prospective Portfolio Company’s key underlying credit attributes.

Diligence is typically led by underwriting team leaders who are organized by sector according to their expertise. The investment team has a long history of credit investing and utilizes a disciplined bottom-up, fundamental credit approach to lending with a focus on capital preservation.

Due Diligence

If our Investment Adviser decides to move forward with the underwriting process following an internal deal screen with senior management, the deal team completes an in-depth due diligence process. During the diligence process, the deal team, through conversations with the sponsor and the prospective Portfolio Company’s management team, generates a comprehensive review of the prospective Portfolio Company’s financial status and suitability as an investment for the Company. Additionally, senior Investment Adviser investment professionals and the Investment Adviser’s legal team work through the credit documentation process. Once the deal team has completed the due diligence process, they will present their recommendations to the Investment Committee.

Investment Approval

At the conclusion of the underwriting process, the Investment Committee will meet to review the investment team’s recommendation. The Investment Committee may approve or decline each of the Investment Adviser’s investment opportunities. The unanimous approval of the Investment Committee, at which a quorum is present, is required to commit the Investment Adviser to an investment.

Monitoring

Members of the Investment Adviser’s sector underwriting team continue to monitor the investments in Portfolio Companies following completion of the investment. In addition, certain members of the Investment Adviser’s team are dedicated to monitoring the entirety of our investment portfolio. The Investment Adviser monitors each Portfolio Company’s performance against original projections, reviews annual budgets and updated forecasts, tracks compliance with financial covenants, and regularly re-evaluates risks, mitigants, and compliance with certain environmental, social and governance considerations identified during the underwriting process as well as those that arise after the investment is closed.

Investments

As of December 31, 2023, the fair value of our investments was approximately $106.9 million in 22 Portfolio Companies. All of our investments at December 31, 2023 were in senior secured first lien debt of U.S. companies. We had outstanding commitments to fund senior secured first lien delayed draw terms loans and revolvers totaling $18.6 million. See Consolidated Schedule of Investments as of December 31, 2023, in our consolidated financial statements for more information on these investments.

Formation Transaction

Prior to our election to be regulated as a BDC, on June 30, 2023, we entered into a sale and contribution agreement with JFIN and certain of its wholly-owned subsidiaries to acquire an initial portfolio of upper middle market loans and commitments for $78.5 million (the “Warehouse Portfolio”), subject to certain purchase price adjustments to give effect to repayments of any underlying loans and/or drawings under any unfunded commitments. The acquisition of the Warehouse Portfolio was subject to certain closing conditions and the Company had no obligation to purchase the Warehouse Portfolio until such time as (i) the Company’s registration statement on Form 10 had become effective in accordance with the Securities Exchange Act of 1934, as amended (“Exchange Act”), and (ii) the Company had received equity commitments in an amount and on terms and conditions reasonably satisfactory to the Company and committed long-term debt financing on terms and conditions reasonably satisfactory to the Company in an amount that, taken together with the equity commitments received by the Company, is sufficient to pay the purchase price and related fees and expenses assuming that the Company utilizes the maximum amount of leverage permitted by applicable law and regulations.

On December 4, 2023, the Company entered into a loan agreement (the “Bridge Facility”) with the Company, as the borrower and JFIN as the lender. Under the Bridge Facility, JFIN loaned the Company an aggregate principal amount of $71.7 million. On December 4, 2023, the Company completed the acquisition of the Warehouse Portfolio for a total purchase price of $71.7 million. On December 7, 2023, the Company repaid the Bridge Facility in its entirety, and the Bridge Facility was subsequently terminated.

On December 7, 2023, we had our initial closing and sold 29,958 units for a total price of approximately $56.0 million.

Allocation of Investment Opportunities

Overview

Our investment objectives and investment strategies are similar to those of other Accounts (as defined below) managed within Jefferies Finance, and an investment appropriate for us may also be appropriate for those Accounts. “Accounts” means Jefferies Finance’s own accounts, accounts of Jefferies Finance’s clients, including separately managed accounts (or separate accounts), pooled investment vehicles and collateralized loan obligations that are sponsored, managed or advised by Jefferies Finance and Affiliate Investment Advisers (as defined below). “Affiliate Investment Advisers” means other Accounts advised by our Investment Adviser or investment advisers affiliated with us. Additionally, personnel of our Investment Adviser also may hold similar positions with our Affiliate Investment Advisers and may approve investments for other Accounts. This creates potential conflicts in allocating investment opportunities among us and such other Accounts, particularly in circumstances where the availability of such investment opportunities is limited, where the liquidity of such investment opportunities is limited or where co-investments by us and such other Accounts are not permitted under applicable law.

We are prohibited under the Investment Company Act from participating in certain transactions with certain of our affiliates without the prior approval of the “required majority” (as defined in Section 57(o) of the Investment Company Act) of our Independent Directors and, in some cases, of the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the Investment Company Act, and we are generally prohibited from buying or selling any assets from or to, or entering into certain “joint” transactions (which could include investments in the same Portfolio Company) with, such affiliates, absent the prior approval of the “required majority” of the Independent Directors. Our Investment Adviser and its affiliates, including persons that control, or are under common control with us or our Investment Adviser, are also considered our affiliates under the Investment Company Act, and we are generally prohibited from buying or selling any assets from or to, or entering into “joint” transactions with, such affiliates without prior approval of the Independent Directors and, in some cases, exemptive relief from the SEC.

General Allocation Principles

Personnel of our Investment Adviser involved in decision-making for Accounts may make allocation related decisions for us and other Accounts by reference to one or more factors, including: the Account’s portfolio and its investment horizons, objectives, guidelines and restrictions (including legal and regulatory restrictions); strategic fit and other portfolio management considerations, including different desired levels of investment for different strategies; portfolio concentrations; compliance with debt facilities; the expected future capacity of the applicable Accounts; limits on our Investment Adviser’s discretion; cash and liquidity considerations; and the availability of other appropriate investment opportunities. Suitability considerations, reputational matters and other considerations may also be considered. The application of these considerations may cause differences in the performance of different Accounts that have similar strategies.

Our Investment Adviser may, from time to time, develop and implement new strategies or seek to participate in new investment opportunities and strategies. These opportunities and strategies may not be employed in all Accounts or may be employed pro rata among Accounts, even if the opportunity or strategy is consistent with the objectives of such Accounts.

Co-Investment Program

Together with the Investment Adviser, we received an exemptive order from the SEC that permits us to participate in co-investment transactions with certain affiliates of the Investment Adviser and certain funds managed and controlled by the Investment Adviser and its affiliates in transactions that involve the negotiation of certain terms of the securities or loans to be purchased (in addition to price-related terms), subject to certain terms and conditions. Co-investment transactions involving the negotiation of only price-related terms will be entered into in reliance on SEC staff no-action letters. We intend to co-invest, from time to time, with other Accounts (including co-investment or other vehicles in which the Investment Adviser or its personnel invest and that co-invest with such other Accounts) in portfolio investments that are suitable for both the Company and such other Accounts. Even if the Company and such other Accounts invest in the same securities, conflicts of interest may still arise. For example, it is possible that as a result of legal, tax, political, regulatory, accounting or other considerations, the terms of such investment (including with respect to price and timing) for the Company and/or such other Accounts may not be the same. Additionally, the Company and/or such other Accounts may have different expected termination dates and/or investment objectives (including target return profiles) and the Investment Adviser, as a result, may have conflicting goals with respect to the price and timing of disposition opportunities. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Transactions with Related Persons—Co-Investment Relief” for additional information.

Competition

Our primary competitors provide financing to companies in the upper middle market and include other BDCs, commercial and investment banks, commercial financing companies, alternative asset managers, private funds, including hedge funds, and, to the extent they provide an alternative form of financing, private equity funds. Some of our existing and potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us.

In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the Investment Company Act imposes on us as a BDC.

While we expect to use the Investment Adviser’s investment professionals to which we have access to assess investment risks and determine appropriate pricing for our investments, we do not seek to compete primarily based on the interest rates we offer and the Investment Adviser believes that some of our competitors may make loans with interest rates that are comparable to or lower than the rates we offer. Rather, we compete with our competitors based on our reputation in the market, our existing investment platform, the seasoned investment professionals of our Investment Adviser, our experience and focus on companies in the upper middle market, our disciplined investment philosophy, our extensive industry focus and relationships and our flexible transaction structuring.

Private Offering

We offer and sell our common units in transactions exempt from registration under the Securities Act of 1933, as amended (“Securities Act”), under Regulation D and Regulation S (the “Private Offering”). Each purchaser will be required to represent that it is (i) either an “accredited investor” as defined in Rule 501 of Regulation D under the Securities Act or, in the case of common units sold outside the United States, is not a “U.S. person” in accordance with Regulation S of the Securities Act and (ii) is acquiring the common units purchased by it for investment and not with a view to resale or distribution. Investors who make a commitment to purchase our units (each, a “Capital Commitment” or “Commitment”) in the Private Offering are required to complete, execute and deliver a subscription agreement (a “Subscription Agreement”), and related documentation, which include customary representations and warranties, certain covenants and restrictions and indemnification provisions. Additionally, such investors could be required to provide due diligence information for compliance with certain legal requirements.

Emerging Growth Company

We are an “emerging growth company,” as defined by the Jumpstart Our Business Startups Act of 2012, or the “JOBS Act.” As an emerging growth company, we are eligible to take advantage of certain exemptions from various reporting and disclosure requirements that are applicable to public companies that are not emerging growth companies. For so long as we remain an emerging growth company, we will not be required to:

•
have and auditor attestation report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;
•
submit certain executive compensation matters to shareholder advisory votes pursuant to the “say on frequency” and “say on pay” provisions (requiring a non-binding shareholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding shareholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010; or
•
disclose certain executive compensation related items, such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation.

In addition, the JOBS Act provides that an emerging growth company may take advantage of an extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies. This means that an emerging growth company can delay adopting certain accounting standards until such standards are otherwise applicable to private companies.

We will remain an emerging growth company for up to five years, or until the earliest of: (1) the last date of the fiscal year during which we had total annual gross revenues of $1.235 billion or more; (2) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; or (3) the date on which we are deemed to be a “large accelerated filer” as defined under Rule 12b-2 under the Exchange Act.

We do not believe that being an emerging growth company will have a significant impact on our business. We have elected to use the extended transition period for complying with new or revised accounting standards available to emerging growth companies. Also, because we are not a large accelerated filer or an accelerated filer under Section 12b-2 of the Exchange Act, and will not be for so long as our common units are not traded on a securities exchange, we will not be subject to auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act even once we are no longer an emerging growth company. In addition, so long as we are externally managed by the Investment Adviser and we do not directly compensate our executive officers, or reimburse the Investment Adviser or its affiliates for the salaries, bonuses, benefits and severance payments for persons who also serve as one of our executive officers or as an executive officer of the Investment Adviser, we do not expect to include disclosures relating to executive compensation in our periodic reports or proxy statements and, as a result, do not expect to be required to seek shareholder approval of executive compensation and golden parachute compensation arrangements pursuant to Section 14A(a) and (b) of the Exchange Act.

Employees

We do not currently have any employees. Our day-to-day operations are managed by our Investment Adviser. Services necessary for our business are provided by individuals who are employees of the Investment Adviser or its affiliates pursuant to the terms of the Investment Advisory Agreement, which such employees we believe have the skills applicable to our business plan, including experience in upper middle market investing, leveraged finance and capital markets.

Regulation as a Business Development Company

The following discussion is a general summary of the material prohibitions and descriptions governing BDCs generally. It does not purport to be a complete description of all of the laws and regulations affecting BDCs.

Qualifying Assets

Under the Investment Company Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the Investment Company Act, which are referred to herein as “qualifying assets,” unless, at the time the acquisition is made, qualifying assets (not including certain assets specified in the Investment Company Act) represent at least 70% of the BDC’s total assets. The principal categories of qualifying assets relevant to our proposed business are any of the following:

(1)
Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months an affiliated person of an eligible portfolio company, or from any other person, subject to such rules and regulations as may be prescribed by the SEC. An eligible portfolio company is defined in the Investment Company Act as any issuer that;
a.
is organized under the laws of, and has its principal place of business in, the United States
b.
is not an investment company (other than a small business investment company wholly-owned by the BDC) or a company that would be an investment company but for certain exclusions under the Investment Company Act; and
c.
satisfies any of the following:
•
does not have any class of securities listed on a national securities exchange or has a class of securities listed on a national securities exchange but has an aggregate market value of outstanding common equity of less than $250 million;
•
is controlled by a BDC or a group of companies including a BDC, and the BDC has an affiliated person who is a director of the eligible portfolio company; or
•
is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.
(2)
Securities of any eligible portfolio company that we control.
(3)
Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
(4)
Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own at least 60% of the outstanding equity of the eligible portfolio company.
(5)
Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of options, warrants or rights relating to such securities.
(6)
Cash, cash items, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

Managerial Assistance to Portfolio Companies

A BDC must be organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) under “ — Qualifying Assets,” above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must also either control the issuer of the securities or offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance (as long as the BDC does not make available significant managerial assistance solely in this fashion). Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. A BDC may charge a fee for providing such managerial assistance.

Temporary Investments

As a BDC, pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash items (such as money market funds), U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets.

Leverage and Senior Securities

The Company is permitted, under specified conditions, to issue one class of senior security representing indebtedness in one or more series and one class of equity securities senior to our common units if the Company’s asset coverage, as defined in the Investment Company Act, would at least equal 150% immediately after each such issuance. We currently intend to employ leverage as market conditions permit, subject to oversight of our Board and the limitations set forth in the Investment Company Act. On September 12, 2023, our sole initial unitholder approved the adoption of this 150% threshold pursuant to Section 61(a)(2) of the Investment Company Act. As defined in the Investment Company Act, asset coverage of 150% means that for every $100 of net assets we hold, we may raise $200 from borrowing and issuing senior securities. In addition, while any senior securities remain outstanding, the Company will be required to make provisions to prohibit any dividend distribution to unitholders or the repurchase of such securities or shares unless the Company meets the applicable asset coverage ratios at the time of the dividend distribution or repurchase. The Company will also be permitted to borrow amounts up to 5% of the value of its total assets for temporary purposes, which borrowings would not be considered senior securities. A loan is presumed to be made for temporary purposes if it is repaid within 60 days and is not extended or renewed; otherwise it is presumed to not be for temporary purposes.

We have established one or more credit facilities and/or subscription facilities or enter into other financing arrangements to facilitate investments and the timely payment of our expenses. Our existing financing facility bears, and it is anticipated that any such credit facilities will bear interest at floating rates at to be determined spreads over a specific reference rate. We cannot assure unitholders that we will be able to enter into a credit facility. Unitholders will indirectly bear the costs associated with any borrowings under a credit facility or otherwise. In connection with a credit facility or other borrowings, lenders may require us to pledge assets, commitments and/or drawdowns (and the ability to enforce the payment thereof) and may ask to comply with positive or negative covenants that could have an effect on our operations. In addition, from time to time, our losses on leveraged investments may result in the liquidation of other investments held by us and may result in additional drawdowns to repay such amounts.

We may also create leverage by securitizing our assets (including in CLOs) and retaining the equity portion of the securitized vehicle. We may also from time to time make secured loans of our marginable securities to brokers, dealers and other financial institutions.

Code of Ethics

We have adopted a code of ethics pursuant to Rule 17j-1 under the Investment Company Act and have also approved the Investment Adviser’s code of ethics in accordance with Rule 17j-1 and Rule 204A-1 under the Advisers Act. These codes of ethics establish, among other things, procedures for personal investments and restrict certain personal securities transactions, including transactions in securities that are held by us. Personnel subject to each code may invest in securities for their personal investment accounts, so long as such investments are made in accordance with the code’s requirements. You may obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov.

Affiliated Transactions

We may also be prohibited under the Investment Company Act from knowingly participating in certain transactions with our affiliates without the prior approval of the members of our Board of Directors who are not interested persons and, in some cases, prior approval by the SEC. The SEC has interpreted the Investment Company Act prohibition on governing transactions with affiliates to prohibit certain “joint” transactions involving certain entities that are controlled by a common investment adviser. The staff of the SEC has granted no-action relief permitting purchases of the same class or classes of privately placed securities, provided that certain conditions are met. In certain circumstances, negotiated co-investments made by the Company and other Accounts in private placement securities that involve the negotiation of certain terms of the private placement securities to be purchased (other than price-related terms) may be made only pursuant to an order from the SEC permitting us to do so. Under the terms of the exemptive order on co-investments, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the Investment Company Act) of our Independent Directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our unitholders and do not involve overreaching of us or our unitholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our unitholders and is consistent with our Board of Directors approved criteria.

Other

As a BDC, the SEC will periodically examine us for compliance with the Investment Company Act.

We are required to provide and maintain a bond issued by a reputable fidelity insurance company, to protect against larceny and embezzlement, covering each of our officers and employees, who may singly, or jointly with others, have access to our securities or funds. Furthermore, as a BDC, we are prohibited from protecting any director, officer, investment adviser or underwriter against any liability to us or our unitholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

We and our Investment Adviser are each required to adopt and implement written policies and procedures reasonably designed to prevent violation of the federal securities laws, review these policies and procedures annually for their adequacy and the effectiveness of their implementation and designate a chief compliance officer to be responsible for administering the policies and procedures.

Taxation as a Regulated Investment Company

We intend to be treated as a RIC under Subchapter M of the Code for U.S. federal income tax purposes. To maintain our status as a RIC, we must, among other things:

•
maintain our election under the Investment Company Act to be treated as a BDC;
•
derive in each taxable year at least 90% of our gross income from dividends, interest, gains from the sale or other disposition of stock or securities and other specified categories of investment income; and
•
maintain diversified holdings so that, subject to certain exceptions and cure periods, at the end of each quarter of our taxable year:
o
at least 50% of the value of our total gross assets is represented by cash and cash items, U.S. government securities, the securities of other RICs and “other securities,” provided that such “other securities” shall not include any amount of any one issuer, if our holdings of such issuer are greater in value than 5% of our total assets or greater than 10% of the outstanding voting securities of such issuer, and
o
no more than 25% of the value of our assets may be invested in securities of any one issuer, the securities of any two or more issuers that are controlled by us and are engaged in the same or similar or related trades or businesses (excluding U.S. government securities and securities of other RICs), or the securities of one or more “qualified publicly traded partnerships.”

To maintain our status as a RIC, we must distribute (or be treated as distributing) in each taxable year dividends for tax purposes of an amount equal to at least 90% of our investment company taxable income (which includes, among other items, dividends, interest, the excess of any net short-term capital gains over net long-term capital losses, as well as other taxable income, excluding any net capital gains reduced by deductible expenses) and 90% of our net tax-exempt income for that taxable year. As a RIC, we generally will not be subject to corporate-level U.S. federal income tax on our investment company taxable income and net capital gains that we distribute to unitholders. In addition, to avoid the imposition of a non-deductible 4% U.S. federal excise tax, we must distribute (or be treated as distributing) in each calendar year an amount at least equal to the sum of:

•
98% of our net ordinary income (taking into account certain deferrals and elections) for such calendar year;
•
98.2% of our capital gains in excess of capital losses for the one-year period ending October 31 in that calendar year; and
•
any net ordinary income and capital gains in excess of capital losses recognized but not distributed in preceding years.

While we intend to distribute income and capital gains to minimize exposure to the 4% excise tax, we may not be able to, or may choose not to, distribute amounts sufficient to avoid the imposition of the tax entirely. In that event, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement.

We generally expect to distribute substantially all of our earnings on a quarterly basis but will reinvest dividends on behalf of those investors that do not elect to receive their dividends in cash. See “Item 1. Business—Dividend Reinvestment Plan” for a description of our dividend reinvestment plan. One or more of the considerations described below, however, could result in the deferral of dividend distributions until the end of the fiscal year:

•
We may make investments that are subject to tax rules that require us to include amounts in our income before we receive cash corresponding to that income or that defer or limit our ability to claim the benefit of deductions or losses. For example, if we acquire securities issued with original issue discount, that original issue discount may be accrued in income before we receive any corresponding cash payments.
•
In cases where our taxable income exceeds our available cash flow, we will need to fund distributions with the proceeds of sales of securities or with borrowed money, and may raise funds for this purposes opportunistically over the course of the year.

In certain circumstances (e.g., where we are required to recognize income before or without receiving cash representing such income), we may have difficulty making distributions in the amounts necessary to satisfy the requirements for maintaining RIC status and avoiding U.S. federal income and excise taxes. Accordingly, we may have to sell investments at times we would not otherwise consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain cash from other sources, we may fail to qualify as a RIC and thereby be subject to corporate-level U.S. federal income tax.

If in any particular taxable year we do not qualify as a RIC, all of our taxable income (including our net capital gains) will be subject to tax at regular U.S. federal corporate income tax rates without any deduction for distributions to unitholders, distributions will be taxable to our unitholders as ordinary dividends to the extent of our current or accumulated earnings and profits, and distributions would not be required. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the unitholder’s tax basis, and any remaining distributions would be treated as capital gain. If we fail to qualify as a RIC for a period greater than two consecutive taxable years, to qualify as a RIC in a subsequent year, we may be subject to regular corporate tax on any net built-in gains with respect to certain assets (that is, the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had sold the property at fair market value at the end of the taxable year) that we elect to recognize on requalification or when recognized over the next five years.

In the event we invest in foreign securities, we may be subject to withholding and other foreign taxes with respect to those securities. We do not expect to satisfy the conditions necessary to pass through to our unitholders their share of the foreign taxes paid by us.

Financial Condition, Liquidity and Capital Resources

We expect to generate cash primarily from (i) the net proceeds of our continuous offering of common units, (ii) cash flows from our operations, (iii) any financing arrangements we may enter into in the future and (iv) any future offerings of our equity or debt securities.

Our primary uses of cash will be for (i) investments in portfolio companies and other investments, (ii) the cost of operations (including paying the Investment Adviser and the Administrator), (iii) cost of any borrowings or other financing arrangements and (iv) cash distributions to the holders of our units.

Investment Advisory Agreement

The Investment Adviser provides management services to us pursuant to the Investment Advisory Agreement. Under the terms of the Investment Advisory Agreement, the Investment Adviser is responsible for the following:

•
determining the composition and allocation of the Company’s investment portfolio, the nature and timing of any changes therein and the manner of implementing such changes;
•
identify, evaluate and negotiate the structure of investments made by the Company;
•
perform due diligence on perspective Portfolio Companies;
•
execute, close, service and monitor our investments;
•
determine the investments and other assets that the Company shall purchase, retain or sell:
•
negotiate, arrange and obtain financings and borrowing facilities for the Company;
•
exercising voting rights in respect of our investments;
•
provide the company with such other investment advisory, research and related services as the Company may, from time to time, reasonably require for the investment of its funds; and
•
to the extent permitted under the Investment Company Act and the Advisers Act, on the Company’s behalf, and in coordination with any sub-adviser or administrator, provide significant managerial assistance to those Portfolio Companies to which the Company is required to provide such assistance under the Investment Company Act, including utilizing appropriate personnel of the Investment Adviser to, among other things, monitor the operations of such Portfolio Companies, participate in board and management meetings, consult with and advise officers of such Portfolio Companies, and provide other organizational and financial consultation.

The Investment Adviser may also manage other investment funds and accounts that have investment programs that are similar to ours.

Compensation of the Investment Adviser

We will pay the Investment Adviser a fee for its services under the Investment Advisory Agreement consisting of two components: a management fee and an incentive fee. The cost of both the management fee and the incentive fee will ultimately be borne by the unitholders.

Management Fee

The management fee shall be calculated at an annual rate of 1.25% (i.e., 0.3125% quarterly) of our net assets. For services rendered under the Investment Advisory Agreement, the management fee will be payable quarterly in arrears. The management fee will be calculated based on the average value of our net assets at the end of the most recently completed calendar quarter. For purposes of calculating the management fee, “net assets” means the Company’s total assets less liabilities determined on a consolidated basis in accordance with generally accepted accounting principles in the United States (“GAAP”). For the first calendar quarter in which had operations, net assets was measured as the average of net assets at the initial closing and at the end of such first calendar quarter. Substantial additional fees and expenses may also be charged by our administrator.

Incentive Fee

The incentive fee will consist of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of our income and a portion is based on a percentage of our capital gains, each as described below.

Incentive Fee Based on Income

The portion of the incentive fee that is based on a percentage of our income is based on Pre-Incentive Fee Net Investment Income Returns. “Pre-Incentive Fee Net Investment Income Returns” means, as the context requires, either the dollar value of, or percentage rate of return on the value of our net assets at the end of the immediate preceding quarter from, interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from Portfolio Companies) accrued during the calendar quarter, minus our operating expenses accrued for the quarter (including the management fee, expenses payable under an administration agreement with our administrator, and any interest expense or fees on any credit facilities, but excluding the incentive fee and any unitholder servicing and/or distribution fees).

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
•
100% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns with respect to that portion of such Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds the hurdle rate but is less than a rate of return of 2.00% (8.00% annualized). We refer to this portion of our Pre-Incentive Fee Net Investment Income Returns (which exceeds the hurdle rate but is less than 2.00%) as the “catch-up.” The “catch-up” is meant to provide the Investment Adviser with approximately 12.5% of our Pre-Incentive Fee Net Investment Income Returns as if a hurdle rate did not apply if this net investment income exceeds 2.00% in any calendar quarter; and
•
12.5% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns, if any, that exceed a rate of return of 2.00% (8.00% annualized). This reflects that once the hurdle rate is reached and the catch-up is achieved, 12.5% of all Pre-Incentive Fee Net Investment Income Returns thereafter are allocated to the Investment Adviser.

These calculations are prorated for any period of less than three months and adjusted for any units issued or repurchased during the relevant quarter. You should be aware that a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle rate and may result in a substantial increase of the amount of incentive fees payable to the Investment Adviser with respect to Pre-Incentive Fee Net Investment Income Returns. Because of the structure of the incentive fee, it is possible that we may pay an incentive fee in a calendar quarter in which we incur an overall loss taking into account capital account losses. For example, if we receive Pre-Incentive Fee Net Investment Income Returns in excess of the quarterly hurdle rate, we will pay the applicable incentive fee even if we have incurred a loss in that calendar quarter due to realized capital losses and unrealized capital depreciation. In addition, because the quarterly minimum hurdle rate is calculated based on our net assets, decreases in our net assets due to realized capital losses or unrealized capital depreciation in any given quarter may increase the likelihood that the hurdle rate is reached and therefore the likelihood of us paying an incentive fee for that quarter.

Incentive Fee Based on Capital Gains

The second component of the incentive fee, the capital gains incentive fee, is payable at the end of each calendar quarter in arrears. The amount payable equals:

•
12.5% of cumulative realized capital gains from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fee on capital gains as calculated in accordance with GAAP.

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

Fee Waiver Agreement

The Investment Adviser has contractually agreed to waive the management fee and the incentive fee for the one-year period following the initial closing (the “Fee Waiver”), unless sooner terminated by (a) the vote of a majority of our Independent Directors and (b) by a vote of a majority of our Board of Directors, or of a majority of our outstanding voting securities, as defined in the Investment Company Act. Notwithstanding the foregoing, the Investment Adviser has contractually agreed that the waiver of the management fee and the incentive fee may not be modified or terminated unless approved by a vote of a majority of our voting securities, as defined in the Investment Company Act. Amounts waived pursuant to the Fee Waiver will not be subject to any right of future recoupment in favor of the Investment Adviser.

Limited Liability of the Investment Adviser

The Investment Advisory Agreement provides that our Investment Adviser shall not be liable for any error of judgment or mistake of law or for any loss suffered by us in connection with the matters to which the Investment Advisory Agreement relates, except a loss resulting from our Investment Adviser’s willful misfeasance, bad faith or gross negligence in the performance of its duties or from reckless disregard by our Investment Adviser of its obligations and duties under the Investment Advisory Agreement. These protections may lead our Investment Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account.

The Investment Adviser has not assumed any responsibility to us other than to render the services described in the Investment Advisory Agreement, and it will not be responsible for any action of the Board of Directors in declining to follow the Investment Adviser’s advice or recommendations.

Certain Terms of the Investment Advisory Agreement

The Investment Advisory Agreement has been approved by the Board of Directors. The Investment Advisory Agreement will remain in full force and effect for two years initially and will continue for periods of one year thereafter but only so long as such continuance is specifically approved at least annually by (a) the vote of a majority of our Independent Directors and (b) by a vote of a majority of our Board of Directors or of a majority of our outstanding voting securities, as defined in the Investment Company Act. The Investment Advisory Agreement may, on 60 days’ written notice to the other party, be terminated in its entirety at any time without the payment of any penalty, by our Board of Directors, or by vote of a majority of our outstanding voting securities, on the one hand, or by the Investment Adviser, on the other hand. The Investment Advisory Agreement will also automatically terminate in the event of its assignment within the meaning of the Investment Company Act and related SEC guidance and interpretations.

Administration Agreement

Under the terms of the administration agreement (the “Administration Agreement”) with the Administrator, the Administrator is responsible for providing various accounting and administrative services to us. In particular, pursuant to the Administration Agreement, the Administrator is responsible for providing or overseeing the performance of required administrative services and professional services rendered by others, which includes (but not be limited to), accounting, payment of the Company’s expenses, legal, compliance, operations, technology and investor relations, preparation and filing of the Company’s tax returns, and preparation of financial reports provided to the Company’s unitholders and filed with the SEC.

The Administration Agreement provides that the Administrator will not be liable to us for any damages or other losses arising out of the performance of its services thereunder except under certain circumstances, and contains provisions for the indemnification of the Administrator by us against liabilities to other parties arising in connection with the performance of its services to us.

We pay the Administrator fees for its services as we determine are commercially reasonable in our sole discretion. We also reimburse the Administrator for all reasonable expenses. To the extent that our Administrator outsources any of its functions, the Administrator will pay any compensation associated with such functions. We are not obligated to retain our Administrator. Unless earlier terminated the Administration Agreement will remain in effect for a period of two years from the date it first became effective and shall automatically renew for additional one-year terms unless terminated by either party upon 90 days prior written notice.

Dividend Reinvestment Plan

We have adopted a dividend reinvestment plan, pursuant to which we will reinvest all cash dividends or other distributions authorized by the Board of Directors and declared by the Company on behalf of unitholders who affirmatively elect to reinvest their dividends or other distributions in our common units. As a result, if the Board of Directors authorizes, and we declare, a cash dividend or other distribution, then unitholders who have opted to participate in our dividend reinvestment plan will have their cash distributions automatically reinvested in additional common units, rather than receiving the cash dividend or other distribution. Distributions on fractional units will be credited to each participating shareholder’s account to three decimal places.

Unit Repurchase Program

We intend to commence a unit repurchase program (the “Unit Repurchase Program”) in which we intend to offer to repurchase, in each quarter, up to 5% of our units outstanding (either by number of units or aggregate NAV) as of the close of the previous calendar quarter. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the Investment Company Act. All units purchased by us pursuant to the terms of such tender offer will be retired and thereafter will be authorized and unissued units. The mechanics of our Unit Repurchase Program may change in the future, due to decisions made by our Board or changes in applicable law or guidance from the staff of the SEC.

Under our Unit Repurchase Program, to the extent we offer to repurchase units in any particular quarter, we expect to repurchase units pursuant to tenders offers on or around the last business day of that quarter using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except the units that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”). The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction will be retained by the Company for the benefit of the remaining unitholders. We may, from time to time, waive the Early Repurchase Deduction in our sole discretion.

Valuation Procedures

The Board of Directors has designated the Investment Adviser as its "Valuation Designee" pursuant to Rule 2a-5 under the Investment Company Act, and in that role, the Investment Adviser is responsible for performing fair value determinations relating to all of the Company's investments, including periodically assessing and managing any material valuation risks and establishing and applying fair value methodologies, in accordance with valuation policies and procedures that have been approved by the Company's Board of Directors. Even though the Company's Board of Directors designated the Company's Investment Adviser as "Valuation Designee," the Company's Board of Directors continues to be responsible for overseeing the processes for determining fair valuation.

We apply Financial Accounting Standards Board Accounting Standards Codification Topic 820, Fair Value Measurements (“ASC 820”), as amended, which establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements. The majority of our investments fall within Level 3 of the fair value hierarchy, and as such, there is not readily available market values for most of the investments in our portfolio, and we value such investments at fair value as determined in good faith by the Valuation Designee under the direction of the Board of Directors using a documented valuation policy, described below, and a consistently applied valuation process. The factors that may be taken into account in pricing the investments at fair value include, as relevant, the nature and realizable value of any collateral, the Portfolio Company’s ability to make payments and its earnings and discounted cash flow, and the markets in which the Portfolio Company does business, comparison to publicly traded securities and other relevant factors. Available current market data are considered such as applicable market yields and multiples of publicly traded securities, comparison of financial ratios of peer companies, and changes in the interest rate environment and the credit markets that may affect the price at which similar investments would trade in their principal market, and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Valuation Designee will consider the pricing indicated by the external event to corroborate or revise its valuation.

With respect to investments for which market quotations are not readily available, or for which market quotations are deemed not reflective of the fair value, the valuation procedures adopted by our Board of Directors contemplates a multi-step valuation process each quarter, as described below:

(1)
Our quarterly valuation process begins with each Portfolio Company or investment being initially valued by the investment professionals of our Investment Adviser, the Valuation Designee, responsible for the Portfolio Company or investment;
(2)
We also engage an independent valuation firm (the “Independent Valuation Adviser”) to provide independent valuations of the investments for which market quotations are not readily available, or are readily available but deemed not reflective of the fair value of an investment. The Independent Valuation Adviser independently values such investments using quantitative and qualitative information provided by the investment professionals of our Investment Adviser as well as any market quotations obtained from independent pricing services, brokers, dealers or market dealers. The Independent Valuation Adviser also provides analyses to support their valuation methodology and calculations. The Independent Valuation Adviser provides an opinion on a final range of values on such investments to the Valuation Designee. The Independent Valuation Adviser defines fair value in accordance with ASC 820 and utilizes valuation techniques including the market approach, the income approach or both;
(3)
The Independent Valuation Adviser’s preliminary valuations will be reviewed by our Investment Adviser, in its capacity as the Valuation Designee. The Independent Valuation Adviser’s ranges are compared to our Investment Adviser’s valuations to ensure our Investment Adviser’s valuations are reasonable;
(4)
The Valuation Designee will determine the valuations of our investments in good faith, within the meaning of the Investment Company Act, based on the input of the Independent Valuation Adviser, and provide the valuation determinations to the Audit Committee of the Board of Directors;
(5)
The Audit Committee of our Board of Directors will review valuation information provided by the Valuation Designee and the Independent Valuation Adviser. The Audit Committee then will discuss such valuation determinations; and
(6)
Our Board of Directors will discuss the valuation determinations of the Valuation Designee, based on the input of the Independent Valuation Adviser.

Proxy Voting Policies and Procedures

The Investment Adviser’s open market transactions primarily focus on fixed income securities and loans; as such, the Investment Adviser does not generally engage in proxy voting. However, certain Accounts may engage in limited equity transactions and acquire limited voting securities. With respect to us, the Board has delegated to the Investment Adviser responsibility for the voting of proxies of our investments. Accordingly, where we own equity securities in which we have the right to vote via stockholder proxy (each, a “Voting Security”), the Investment Adviser has adopted and implemented written Proxy Voting Policies and Procedures (“Proxy Voting Procedures”) that are designed to reasonably ensure that the Investment Adviser votes proxies in our best interest. The Proxy Voting Procedures describe the positions the Investment Adviser generally takes in voting proxies on particular issues and require the Investment Adviser to keep records with respect to how the Investment Adviser voted. The Proxy Voting Procedures also provide that, in the event a particular proxy vote would involve a conflict between the interests of the Investment Adviser and its affiliates, and those of one or more Accounts, the Investment Adviser, if it so elects, may:

•
vote in accordance with the recommendations of a disinterested third party;
•
refer the voting decision to the Account; or
•
abstain from voting.

Some examples of potential conflicts may include:

•
the Investment Adviser provides investment advice to an officer or director of an issuer and the Investment Adviser receives a proxy solicitation from that issuer;
•
an issuer or some other third party offers the Investment Adviser or an employee, officer, director, partner or member of the Investment Adviser (an “Associate”) compensation in exchange for voting a proxy in a particular way;
•
an Associate or a member of an Associate’s household has a personal or business relationship with an Issuer;
•
an Associate has a beneficial interest contrary to the position held by the Investment Adviser on behalf of its Account;
•
the Investment Adviser holds various classes and types of equity and debt securities of the same issuer contemporaneously in different Account portfolios; or
•
any other circumstance where the Investment Adviser’s duty to service its Accounts interest could be compromised.

In particular, the Investment Adviser is authorized under the collateral management agreements to give consents and exercise all other voting rights on behalf of issuers as to the loans and debt investments owned by such issuers. In addition, the collateral management agreements provide that all actions taken by the Investment Adviser on behalf of issuers must be performed with reasonable care and in good faith and using professional judgment and all commercially reasonable efforts, (i) using a degree of skill and attention no less than that which the collateral manager exercises with respect to comparable assets that it manages for itself and others, and (ii) substantially in accordance with its existing practices and procedures and in a manner comparable to other institutional managers of national standing investing in the assets of the nature and character of the collateral. The Investment Adviser does not currently delegate its voting authority to any third party, although it may retain an outside service to provide voting recommendations and to assist in analyzing votes.

Item 1A. Risk Factors.

Investing in our securities involves certain risks relating to our structure and investment objective. These risk factors, together with all of the other information included in this report, should be carefully considered before making an investment in our securities. The risks set forth below are not the only risks we face, and we may face other risks that we have not yet identified, which we do not currently deem material or which are not yet predictable. If any of the following risks occur, our business, financial condition and results of operations could be materially adversely affected. In such case, the NAV of our securities could decline, and unitholders may lose all or part of their investment.

Risks Relating to Our Business and Structure

We are a relatively new company and have a limited operating history.

The Company is a non-diversified, closed-end management investment company that has elected to be regulated as a BDC with a limited operating history. As a result, prospective investors have a limited track record or history on which to base their investment decision. We are subject to the business risks and uncertainties associated with recently formed businesses, including the risk that we will not achieve our investment objective and the value of a unitholder’s investment could decline substantially or become worthless. Further, the Investment Adviser has not previously offered a non-traded BDC. While we believe that the past professional experiences of the Investment Adviser’s investment team, including investment and financial experience of the Investment Adviser’s senior management, will increase the likelihood that the Investment Adviser will be able to manage the Company successfully, there can be no assurance that this will be the case.

We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objective and that the value of your investment could decline substantially or your investment could become worthless. We anticipate, based on the amount of proceeds raised in the initial or subsequent closings, that it could take some time to invest substantially all of the capital we expect to raise due to market conditions generally and the time necessary to identify, evaluate, structure, negotiate and close suitable investments in companies in the upper middle market. In order to comply with the RIC diversification requirements during the start-up period, we may invest proceeds in temporary investments, such as cash, cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less from the time of investment, which we expect will earn yields substantially lower than the interest, dividend or other income that we seek to receive in respect of suitable portfolio investments. We may not be able to pay any significant distributions during this period, and any such distributions may be substantially lower than the distributions we expect to pay when our portfolio is fully invested. We will pay a management fee to our Investment Adviser throughout this interim period irrespective of our performance. If the management fee and our other expenses exceed the return on the temporary investments, our equity capital will be eroded.

We are dependent upon management personnel of our Investment Adviser for our success, and our financial condition and results of operations depend on our Investment Adviser’s ability to manage our future growth effectively.

We do not have any employees. We depend on the experience, diligence, skill and network of business contacts of the Investment Adviser, together with other investment professionals that Jefferies Finance currently retains, or may subsequently retain, to identify, evaluate, negotiate, structure, close, monitor and manage our investments. Our future success will depend to a significant extent on the continued service and coordination of our Investment Adviser’s senior investment professionals. The departure of any of our Investment Adviser’s key personnel, including members of the Investment Committee, or of a significant number of the investment professionals of our Investment Adviser, could have a material adverse effect on our business, financial condition or results of operations. In addition, we cannot assure unitholders that our Investment Adviser will remain our investment adviser or that we will continue to have access to our Investment Adviser or its investment professionals. See “ –– Risks Related to the Investment Adviser and its Affiliates; Conflicts of Interest — Our Investment Adviser can resign on 60 days’ notice. We may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.”

Our ability to achieve our investment objective depends on our Investment Adviser’s ability to identify, invest in and monitor companies that meet our investment criteria.

Accomplishing this result on a cost-effective basis is largely a function of the structuring of our investment process and the ability of our Investment Adviser to provide competent, attentive and efficient services to us. We may also be called upon to provide significant managerial assistance to certain of our Portfolio Companies. These demands on their time, which will increase as the number of investments grow, may distract them or slow the rate of investment. In order to grow, our Investment Adviser may need to hire, train, supervise, manage and retain new employees. However, we cannot assure unitholders that we will be able to do so effectively. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

We operate in a highly competitive market for investment opportunities.

A number of entities compete with us to make the types of investments that we make in companies in the upper middle market. We compete with other BDCs, commercial and investment banks, commercial financing companies, collateralized loan obligations (“CLOs”), private funds, including hedge funds, and, to the extent they provide an alternative form of financing, private equity funds. Many of our competitors are more experienced, substantially larger and have considerably greater financial, technical and marketing resources than we do. Some competitors may have a lower cost of funds, perpetual fund lives and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, certain of our competitors are not subject to the regulatory restrictions that the Investment Company Act and the rules and regulations thereunder, imposes on us as a BDC and that the Code will impose on us as a RIC.

We do not seek to compete primarily based on the interest rates we offer, and the Investment Adviser believes that some of our competitors may make loans with interest rates that are comparable to or lower than the rates we will offer. Rather, we compete with our competitors based on our reputation in the market, our existing investment platform, the seasoned investment professionals of our Investment Adviser, our experience and focus on companies in the upper middle market, our disciplined investment philosophy, our extensive industry focus and relationships and our flexible transaction structuring.

We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we match our competitors’ pricing, terms and structure, we may experience decreased net interest income and increased risk of credit loss. As a result of operating in such a competitive environment, we may make investments that are on less favorable terms than what we may have originally anticipated, which may impact our return on these investments. We cannot assure unitholders that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations.

The capital markets are currently in a period of disruption and economic uncertainty. Such market conditions have materially and adversely affected debt and equity capital markets, which have had, and may continue to have, a negative impact on our business and operations.

The U.S. capital markets have experienced extreme volatility and disruption in recent years following the spread of COVID-19 in the United States and globally. Some economists and major investment banks have expressed concern that new outbreaks of the virus or another pandemic or epidemic could lead to a world-wide economic downturn. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. The federal government and the Federal Reserve, as well as foreign governments and central banks, have implemented, and may in the future implement, significant fiscal and monetary policies in response to these disruptions, and additional government and regulatory responses may be possible. These actions, future market disruptions and illiquidity could have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations and our ability to grow, and could have a material negative impact on our operating results and the fair values of our debt and equity investments.

We believe that attractive investment opportunities may present themselves during this volatile period as in other periods of market volatility, and we may have opportunities to make investments at compelling values. However, periods of market disruption and instability, like the one we are experiencing currently, may adversely affect our access to sufficient debt and equity capital in order to take advantage of attractive investment opportunities that are created during these periods. In addition, the debt capital that will be available in the future, if any, may be at a higher cost and on less favorable terms and conditions.

The ongoing armed conflicts as a result of the Russian invasion of Ukraine and the war between Israel and Hamas may have a material adverse impact on us and our portfolio companies.

On February 24, 2022, Russian President Vladimir Putin commenced a full-scale invasion of Russia’s pre-positioned forces into Ukraine, which could have a negative impact on the economy and business activity globally (including in the countries in which we invest), and therefore could adversely affect the performance of our investments. The Russian invasion of Ukraine and the war between Israel and Hamas in the Middle East have led, are currently leading, and for an unknown period of time may continue to lead to disruptions in local, regional, national, and global markets and economies affected thereby. Furthermore, the aforementioned conflicts and the varying involvement of the United States and other NATO countries could preclude prediction as to their ultimate adverse impact on global economic and market conditions, and, as a result, presents material uncertainty and risk with respect to us and the performance of our investments or operations, and our ability to achieve its investment objectives. Additionally, to the extent that third parties, investors, or related customer bases have material operations or assets in such conflict zones, they may have adverse consequences related to the ongoing conflict.

Our ability to grow depends on our access to adequate capital.

If we do not have adequate capital available for investment, our performance could be adversely affected. In addition, we intend to elect to be treated, and expect to qualify annually, as a RIC under Subchapter M of the Code, commencing with our taxable year ended December 31, 2023. To qualify, and maintain our status as a RIC, among other requirements, we are required to timely distribute to our unitholders at least 90% of our investment company taxable income (determined without regard to the dividends paid deduction), which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses, if any, for each taxable year. Consequently, such distributions will not be available to fund new investments.

For example, we may use debt financing to fund our growth, if any. Unfavorable economic or capital market conditions may increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings, if any.

A unitholder’s ownership percentage interest in us will be diluted if we issue additional units.

Unitholders do not have preemptive rights to any units we may issue in the future. We may decide, at a subsequent closing date and in accordance with the process described below, to issue additional units at or below the NAV per unit. To the extent we issue additional units, a unitholder’s ownership percentage interest in us may be diluted. In addition, if such units are issued below NAV, existing unitholders may also experience dilution in the book value and fair value of their units.

We are generally not able to issue and sell our common units at a price per unit below NAV per unit. We may, however, sell our common units, or warrants, options or rights to acquire our common units, at a price below the then-current NAV per unit of our common units (i) with the consent of a majority of our common unitholders (and a majority of our common unitholders who are not affiliates of ours) and (ii) if, among other things, a majority of our Independent Directors and a majority of our directors who have no financial interest in the transaction determine that a sale is in the best interests of us and our unitholders.

We have the right to call commitments from each investor subscribing at a subsequent closing date to purchase units in an amount such that the percentage of commitment contributed by each unitholder in us will be the same (excluding any defaulting unitholder). If our NAV has decreased between the initial closing and such subsequent closing date, the investors subscribing on the subsequent closing date will receive more units than they would have received had they subscribed for units at the initial closing and accordingly, unitholders who subscribed at the initial closing would have their ownership percentage interest in us further diluted.

Our ability to enter into transactions involving derivatives and financial commitment transactions may be limited.

We are subject to SEC rules regarding the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations (including reverse repurchase agreements and similar financing transactions). Under the rule, BDCs that use derivatives are subject to a value-at-risk leverage limit, a derivatives risk management program, testing requirements, and requirements related to board reporting. These new requirements apply unless the BDC qualifies as a “limited derivatives user,” as defined in the rule. Under the new rules, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Under the final rule, when we trade reverse repurchase agreements or similar financing transactions, including certain tender option bonds, we need to aggregate the amount of indebtedness associated with the reverse repurchase agreements or similar financing transactions with the aggregate amount of any other senior securities representing indebtedness (e.g., bank borrowings, if applicable) when calculating our asset coverage ratio. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.

Compliance with Rule 18f-4 may limit our investment discretion.

We may use derivative strategies to try to improve our returns by managing risks, such as by using hedging techniques to try to protect our assets. A derivative contract will obligate or entitle us to deliver or receive an asset or cash payment based on the change in value of one or more investments, indices or currencies. Derivatives may be traded on organized exchanges, or in individually negotiated transactions with other parties (these are known as “over-the-counter” derivatives). We may be limited in its use of derivatives by rules adopted by the SEC governing derivatives transactions, such as Rule 18f-4 under the Investment Company Act, described below. Although we have the flexibility to make use of derivatives, we may choose not to for a variety of reasons, even under very volatile market conditions.

We rely on certain exemptions in Rule 18f-4 to enter into derivatives transactions and certain other transactions notwithstanding the restrictions on the issuance of “senior securities” under Sections 18 and 61 of the Investment Company Act. Under Rule 18f-4, “derivatives transactions” include the following: (1) any swap, security-based swap, futures contract, forward contract, option (excluding purchased options), any combination of the foregoing, or any similar instrument, under which we are or may be required to make any payment or delivery of cash or other assets during the life of the instrument or at maturity or early termination, whether as margin or settlement payment or otherwise; (2) any short sale borrowing; and (3) if we rely on the exemption in Rule 18f-4(d)(1)(ii), reverse repurchase agreements and similar financing transactions. We will rely on a separate exemption in Rule 18f-4(e) when entering into unfunded commitment agreements, which includes any commitment to make a loan to a company, including term loans, delayed draw term loans, and revolvers, or to invest equity in a company. To rely on the unfunded commitment agreements exemption, we must reasonably believe, at the time we enter into such agreement, that we will have sufficient cash and cash the equivalents to meet our obligations with respect to all of our unfunded commitment agreements, in each case as they come due. We will rely on the exemption in Rule 18f-4(f) when purchasing when-issued or forward-settling securities and non-standard settlement cycle securities, if certain conditions are met.

We intend to operate as a “limited derivatives user” for purposes of the derivatives transactions exemption in Rule 18f-4. To qualify as a limited derivatives user, our “derivatives exposure” is limited to 10% of our net assets subject to exclusions for certain currency or interest rate hedging transactions (as calculated in accordance with Rule 18f-4). Unless we qualify as a “limited derivatives user” as defined in Rule 18f-4, the rule would, among other things, require us to establish a comprehensive derivatives risk management program, to comply with certain value-at-risk based leverage limits, to appoint a derivatives risk manager and to provide additional disclosure both publicly and to the SEC regarding our derivatives positions. There is no guarantee that we will meet or continue to meet such qualifications, and, as a result, there is a risk that we may become subject to more onerous requirements under Rule 18f-4 than currently intended.

Beneficial owners of our equity securities may be subject to certain regulatory requirements based on their ownership percentages.

A beneficial owner, either directly or indirectly, of more than 25% of our voting securities is presumed to control us under the Investment Company Act. Certain events beyond an investor’s control may result in an increase in the percentage of such investor’s beneficial ownership of our units, including the repurchase by us of units from other unitholders. Control of us would also arise under the Investment Company Act if a person has the power to exercise a controlling influence over our management or policies, unless that power is solely the result of an official position with us. In the event a unitholder is or becomes a person that controls us, it and certain of its affiliated persons will be subject to, among other things, prohibitions or restrictions on engaging in certain transactions with us and certain of our affiliated persons. A beneficial owner of a large number of our equity securities may also become subject to public reporting obligations when we become a public reporting company under the Exchange Act.

Unitholders may be subject to filing requirements under the Exchange Act as a result of their investment in us.

Because our units are registered under the Exchange Act, ownership information for any person or group that beneficially owns 5% or more of our common units must be disclosed in a Schedule 13G or other filings with the SEC. Beneficial ownership for these purposes is determined in accordance with the rules of the SEC, and includes having voting or investment power over the securities. Although we will provide in our quarterly financial statements the amount of outstanding units, the responsibility for determining the filing obligation and preparing the filing remains with the investor. In addition, beneficial owners of 10% or more of our common units will be subject to reporting obligations under Section 16(a) of the Exchange Act.

Certain investors will be limited in their ability to make significant investments in us.

Private funds that are excluded from the definition of “investment company” either pursuant to Section 3(c)(1) or 3(c)(7) of the Investment Company Act are restricted from acquiring directly or through a controlled entity more than 3% of our total outstanding voting securities (measured at the time of the acquisition). Investment companies registered under the Investment Company Act are also subject to this restriction as well as other limitations under the Investment Company Act that would restrict the amount that they are able to invest in our securities. As a result, certain investors may be precluded from acquiring additional units, at a time that they might desire to do so.

Our Board of Directors may change our investment objective, operating policies and strategies without prior notice or unitholder approval.

Our Board of Directors (the “Board” or the “Board of Directors”) has the authority to modify or waive certain of our operating policies and strategies without prior notice (except as required by the Investment Company Act or other applicable laws) and without unitholder approval. However, absent unitholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, NAV, operating results and value of our units. However, the effects might be adverse, which could negatively impact our ability to pay you distributions and cause you to lose all or part of your investment. Moreover, we have significant flexibility in investing the net proceeds from the Private Offering and may use the net proceeds from the Private Offering in ways with which investors may not agree or for purposes other than those contemplated in this report.

Changes in laws or regulations governing our operations or the operations of our Portfolio Companies, changes in the interpretation thereof or newly enacted laws or regulations, or any failure by us or our Portfolio Companies to comply with these laws or regulations, could require changes to certain of our or our Portfolio Companies’ business practices, negatively impact our or our Portfolio Companies’ operations, cash flows or financial condition, impose additional costs on us or our Portfolio Companies or otherwise adversely affect our business or the business of our Portfolio Companies.

We and our Portfolio Companies are subject to regulation at the local, state, federal and, in some cases, foreign levels. These laws and regulations, as well as their interpretation, are likely to change from time to time, and new laws and regulations may be enacted. Accordingly, any change in these laws or regulations, changes in their interpretation, or newly enacted laws or regulations, or any failure by us or our Portfolio Companies to comply with these laws or regulations, could require changes to certain of our or our Portfolio Companies’ business practices, negatively impact our or our Portfolio Companies’ operations, cash flows or financial condition, impose additional costs on us or our Portfolio Companies or otherwise adversely affect our business or the business of our Portfolio Companies. In addition to the legal, tax and regulatory changes that are expected to occur, there may be unanticipated changes and uncertainty regarding any such changes. The legal, tax and regulatory environment for BDCs, investment advisers and the instruments that they utilize (including derivative instruments) is continuously evolving. In addition, there is significant uncertainty regarding certain legislation (and the regulations that have been adopted and future regulations that will need to be adopted pursuant to such legislation) and, consequently, the full impact that such legislation will ultimately have on us and the markets in which we trade and invest is not fully known. Such uncertainty and any resulting confusion may itself be detrimental to the efficient functioning of the markets and the success of certain investment strategies.

Legislative and regulatory proposals directed at the financial services industry that are proposed or pending in the U.S. Congress, may negatively impact the operations, cash flows or financial condition of us and our Portfolio Companies, impose additional costs on us and our Portfolio Companies, intensify the regulatory supervision of us and our Portfolio Companies or otherwise adversely affect our business or the business of our Portfolio Companies.

Over the last several years, there also has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. While it cannot be known at this time whether any regulation will be implemented or what form it will take, increased regulation of non-bank credit extension could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business.

We may experience fluctuations in our quarterly results.

We could experience fluctuations in our quarterly operating results due to a number of factors, including interest rates payable on debt investments we make, default rates on such investments, the level of our expenses, variations in and the timing of the recognition of realized gains or losses and unrealized appreciation or depreciation, the degree to which we encounter competition in certain markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods or the full fiscal year.

We could be subject to review and approval by CFIUS or other regulatory agencies resulting in limitations or restrictions on our voting interests or management and information rights, including under certain default and foreclosure scenarios.

Transactions that result in the Company acquiring equity and certain management or information rights with respect to a “U.S. business” (as defined at 31 C.F.R. § 800.252), including as a result of a default and foreclosure process, could be subject to prior review and approval by the U.S. Committee on Foreign Investment in the United States (“CFIUS”).

The acquisition of relevant rights in a borrower that develops, designs, manufactures, tests, fabricates, or produces “critical technologies” (as defined at 31 C.F.R. § 800.215), including as a result of a default and foreclosure process, could trigger a CFIUS filing requirement at least 30 days before the transfer of such rights to the Company. Similarly, the Company’s acquisition of equity or rights in a non-U.S. business connected with or related to national security or that has a nexus to critical or sensitive sectors could also be subject to non-U.S. national security/investment screening regulatory approval.

In the event of a CFIUS review or similar process before a non-U.S. regulator, there can be no assurances that the Company will be able to maintain, or proceed with, such foreclosure process on terms acceptable to the Company. CFIUS or another regulator could impose conditions on, delay, or prohibit one or more of the Company’s acquisition of relevant rights, including as a result of a default and foreclosure process. Such limitations or restrictions could delay or prevent the Company from foreclosing on and acquiring management rights with respect to a U.S. business under the typical foreclosure timeline, which could adversely affect the Company’s performance with respect to such acquisitions (if consummated) and thus the Company’s performance as a whole. These risks may also limit the attractiveness of, delay or prevent us from pursuing certain transactions that we believe would otherwise be attractive to the Company and our unitholders.

Certain of the unitholders of the Company will be non-U.S. unitholders, and in the aggregate, may comprise a substantial portion of the Company’s unitholders. This may increase both the risk that transactions that result in the Company acquiring equity and certain management or information rights with respect to a U.S. business, including as a result of a default and foreclosure process, could be subject to review by CFIUS, and the risk that limitations or restrictions will be imposed by CFIUS or other non-U.S. regulators on the Company’s acquisition of such rights or ability to proceed with the foreclosure process in the manner originally intended. CFIUS or other non-U.S. regulators could require the parties’ acceptance of certain mitigating conditions for approval that may not be commercially or otherwise desirable to the parties.

We may fail to satisfy an exception to holding “plan assets” within the meaning of ERISA.

We intend to operate so that the assets of the Company should not constitute “plan assets” within the meaning of the U.S. Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and the regulations promulgated thereunder by the U.S. Department of Labor, as modified by Section 3(42) of ERISA (the “Plan Asset Regulations”), and in this regard, we intend to limit “benefit plan investors” within the meaning of ERISA (“Benefit Plan Investors”) to less than twenty-five percent (25%) of the total value of each class of our equity interests, or rely on another exception to holding “plan assets” such as the “publicly-offered security” exception (within the meaning of the Plan Asset Regulations). Accordingly, we expect that our assets should not be treated as “plan assets” subject to the fiduciary responsibility or prohibited transaction provisions of Title I of ERISA or Section 4975 of the Code, although there can be no assurance that this will be the case.

Were our assets to be treated as “plan assets” (e.g., 25% or more of the total value of any class of equity interests in the Company is held by Benefit Plan Investors and no other exception to holding “plan assets” is applicable), we could be subject to certain restrictions on our ability to carry out our activities as described herein. Additionally, if the Company’s assets were treated as “plan assets,” this could result, among other things, in (i) the application of the prudence and other fiduciary responsibility standards of ERISA to investments made by the Company, and (ii) the possibility that certain transactions in which the Company might seek to engage could constitute “prohibited transactions” under Title I of ERISA and/or Section 4975 of the Code. If a prohibited transaction occurs for which no exemption is available, the Investment Adviser and/or any other fiduciary that has engaged in the prohibited transaction could be required to (i) restore to unitholders that are Benefit Plan Investors any profit realized by the fiduciary on the transaction and (ii) reimburse the Benefit Plan Investors for any losses suffered by the Benefit Plan Investors as a result of the investment. In addition, each disqualified person (within the meaning of Section 4975 of the Code) involved could be subject to an excise tax equal to 15% of the amount involved in the prohibited transaction for each year the transaction continues and, unless the transaction is corrected within statutorily required periods, to an additional tax of 100%. Fiduciaries of Benefit Plan Investors who decide to invest in the Company could, under certain circumstances, be liable for prohibited transactions or other violations as a result of their investment in the Company or as co-fiduciaries for actions taken by or on behalf of the Company or the Investment Adviser. With respect to an IRA that invests in the Company, the occurrence of a prohibited transaction involving the individual who established the IRA, or his or her beneficiaries, would cause the IRA to lose its tax-exempt status. Moreover, to address such a “plan asset” issue, we may require Benefit Plan Investors to reduce or terminate their interests in us in whole or in part notwithstanding that other investors may not be permitted to redeem or transfer their interests in us at such time.

Commodity Futures Trading Commission rules may have a negative impact on us and our Investment Adviser.

The CFTC and the SEC have issued final rules establishing that certain swap transactions are subject to CFTC regulation. Engaging in such swap or other commodity interest transactions such as futures contracts or options on futures contracts may cause us to fall within the definition of “commodity pool” under the Commodity Exchange Act and related CFTC regulations. Our Investment Adviser expects to rely on relief from CFTC registration and regulation as a commodity pool operator pursuant to CFTC Rule 4.5 with respect to our operations, with the result that we will be limited in our ability to use futures contracts or options on futures contracts or engage in swap transactions. Specifically, CFTC Rule 4.5 imposes strict limitations on using such derivatives other than for hedging purposes, whereby the use of derivatives not used solely for hedging purposes is generally limited to situations where (i) the aggregate initial margin and premiums required to establish such positions does not exceed five percent of the liquidation value of our portfolio, after taking into account unrealized profits and unrealized losses on any such contracts it has entered into; or (ii) the aggregate net notional value of such derivatives does not exceed 100% of the liquidation value of our portfolio. Moreover, we anticipate entering into transactions involving such derivatives to a very limited extent solely for hedging purposes or otherwise within the limitations of CFTC Rule 4.5.

We are dependent on information systems, and systems failures, as well as operating failures, could significantly disrupt our business, which may, in turn, negatively affect our liquidity, financial condition or results of operations.

Our business is dependent on our Investment Adviser’s and third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of the Investment Advisory Agreement or an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

•
sudden electrical or telecommunications outages;
•
natural disasters such as earthquakes, tornadoes and hurricanes;
•
disease pandemics;
•
events arising from local or larger scale political or social matters, including terrorist acts; and

•
cyber-attacks.

In addition to our dependence on information systems, poor operating performance by our service providers could adversely impact us.

These events, in turn, could have a material adverse effect on our operating results and negatively affect the value of our common units and our ability to pay distributions to our unitholders.

To the extent OID and PIK interest will constitute a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash representing such income.

Our investments may include OID instruments and PIK interest arrangements, which represents contractual interest added to a loan balance and due at the end of such loan’s term. To the extent OID or PIK interest will constitute a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:

•
The higher interest rates of OID and PIK instruments reflect the payment deferral and increased credit risk associated with these instruments, and OID and PIK instruments generally represent a significantly higher credit risk than coupon loans.
•
Even if the accounting conditions for income accrual are met, the borrower could still default when our actual collection is supposed to occur at the maturity of the obligation.
•
OID and PIK instruments may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. OID and PIK income may also create uncertainty about the source of our cash distributions.

For accounting purposes, any cash distributions to unitholders representing OID and PIK income are not treated as coming from paid-in capital, even if the cash to pay them comes from offering proceeds. As a result, despite the fact that a distribution representing OID and PIK income could be paid out of amounts invested by our unitholders, the Investment Company Act does not require that unitholders be given notice of this fact by reporting it as a return of capital.

Risks Relating to Our Portfolio Company Investments

Our investments are risky and speculative.

We will invest primarily through direct originations of secured debt, including first lien loans, second lien debt, and unsecured debt, as well as select equity investments. The securities in which we will invest generally are not rated by any rating agency, and if they were rated, they would be below investment grade (rated lower than “Baa3” by Moody’s Investors Service and lower than “BBB-” by Fitch Ratings or S&P). These securities, which may be referred to as “junk bonds,” “high yield bonds” or “leveraged loans,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. Therefore, our investments may result in an above average amount of risk and volatility or loss of principal. We also may invest in other assets, including U.S. government securities and structured securities. These investments entail additional risks that could adversely affect our investment returns.

Secured Debt. When we make a secured debt investment, we generally take a security interest in the available assets of the Portfolio Company, including the equity interests of any subsidiaries, which we expect to help mitigate the risk that we will not be repaid. However, there is a risk that the collateral securing our debt investment may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the Portfolio Company to raise additional capital. In some circumstances, our lien could be subordinated to claims of other creditors, such as trade creditors. In addition, deterioration in a Portfolio Company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the debt investment. Consequently, the fact that our debt is secured does not guarantee that we will receive principal and interest payments according to the debt investment’s terms, or at all, or that we will be able to collect on the loan, in full or at all, should we enforce our remedies.

Unsecured Debt. Our unsecured debt investments, generally will be subordinated to senior debt in the event of an insolvency. This may result in an above average amount of risk and loss of principal.

Equity Investments. When we invest in secured debt or unsecured debt, including mezzanine debt, we may acquire equity securities from the company in which we make the investment. In addition, we may invest in the equity securities of Portfolio Companies independent of any debt investment. Our goal is ultimately to dispose of such equity interests and realize gains upon our disposition of such interests. However, the equity interests we hold may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

Investing in companies in the middle market involves a number of significant risks.

Investing in companies in the middle market involves a number of significant risks, including:

•
such companies may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment;
•
such companies typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;

•
such companies are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our Portfolio Companies and, in turn, on us;
•
such companies generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position;
•
there is generally little public information about these companies, they and their financial information are not subject to the reporting requirements of the Exchange Act and other regulations that govern public companies and we may be unable to uncover all material information about these companies, which may prevent us from making a fully informed investment decision and cause us to lose money on our investments;
•
our executive officers, directors and Investment Adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the Portfolio Companies; and
•
Such companies may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness, including any debt securities held by us, upon maturity.

We will generally not be in a position to exercise control over our Portfolio Companies or to prevent decisions by management of our Portfolio Companies that could decrease the value of our investments.

We will not generally hold controlling equity positions in our Portfolio Companies. While we are obligated as a BDC to offer to make managerial assistance available to our Portfolio Companies, there can be no assurance that management personnel of our Portfolio Companies will accept or rely on such assistance. To the extent that we do not hold a controlling equity interest in a Portfolio Company, we are subject to the risk that such Portfolio Company may make business decisions with which we disagree, and the unitholders and management of such Portfolio Company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity for the debt and equity investments that we may hold in our Portfolio Companies, we may not be able to dispose of our investments in the event we disagree with the actions of a Portfolio Company, and may therefore suffer a decrease in the value of our investments.

In addition, we may not be in a position to control any Portfolio Company by investing in its debt securities. As a result, we are subject to the risk that a Portfolio Company in which we invest may make business decisions with which we disagree and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve our interests as debt investors.

Many of our portfolio securities may not have a readily available market price and we will value these securities at fair value as determined in good faith under procedures adopted by our Board of Directors, which valuation is inherently subjective and may not reflect what we may actually realize for the sale of the investment.

The majority of our investments are expected to be in debt instruments that do not have readily ascertainable market prices. The fair value of assets that are not publicly traded or whose market prices are not readily available will be determined in good faith by the Valuation Designee under procedures adopted by our Board of Directors. The Valuation Designee, on behalf of the Company, is expected to utilize the services of the Independent Valuation Adviser in determining the fair value of a portion of the securities in our portfolio as of each quarter end. Investment professionals from our Investment Adviser, the Valuation Designee, will also prepare Portfolio Company valuations using sources and/or proprietary models, depending on the availability of information on our assets and the type of asset being valued, all in accordance with our valuation policy. As a BDC, we conduct the valuation of our assets, pursuant to which our NAV is determined, at all times consistent with GAAP and the Investment Company Act. In accordance with Rule 2a-5 under the Investment Company Act, the Company’s Board of Directors may either determine fair valuations in good faith for any or all of the Company’s investments or designate the performance of fair valuation determinations to a valuation designee, subject to the Board’s oversight. The Company has designated the Investment Adviser as the “Valuation Designee.” The Valuation Designee is responsible for the performance of fair valuation determinations, assessing and managing material valuation risks, establishing, testing and applying fair value methodologies, evaluating any pricing services and providing quarterly and annual reports to the Board.

Because fair valuations, and particularly fair valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based to a large extent on estimates, comparisons and qualitative evaluations of private information, it may be more difficult for investors to value accurately our investments and could lead to undervaluation or overvaluation of our common units. In addition, the valuation of these types of securities may result in substantial write-downs and earnings volatility.

Our NAV as of a particular date may be materially greater than or less than the value that would be realized if our assets were to be liquidated as of such date. For example, if we were required to sell a certain asset or all or a substantial portion of our assets on a particular date, the actual price that we would realize upon the disposition of such asset or assets could be materially less than the value of such asset or assets as reflected in our NAV. Volatile market conditions could also cause reduced liquidity in the market for certain assets, which could result in liquidation values that are materially less than the values of such assets as reflected in our NAV.

When our NAV is determined other than on a quarter-end (such as in connection with issuances of our common units on dates occurring mid-quarter), such determinations of NAV are typically made by our Investment Adviser, acting under delegated authority from, and subject to the supervision of our Board of Directors. While such NAV determinations are made in accordance with procedures adopted by our Board of Directors, such intra-quarter NAV determinations do not follow the same procedures as quarter-end NAV determinations, such as the input of our Audit Committee or the Independent Valuation Adviser, which may heighten the risks described above. However, we intend to comply at all times with the limitations of Section 23 under the Investment Company Act (which generally prohibits us from issuing common units at a price below the then-current NAV of common units as determined within 48 hours, excluding Sundays and holidays, of such issuance, subject to certain exceptions).

The lack of liquidity in our investments may adversely affect our business.

Various restrictions will render our investments relatively illiquid, which may adversely affect our business. As we will generally make investments in private companies, substantially all of these investments are subject to legal and other restrictions on resale or are otherwise less liquid than publicly traded securities. Our Investment Adviser is not permitted to obtain or use material non-public information in effecting purchases and sales in public securities transactions for us, which could create an additional limitation on the liquidity of our investments. The illiquidity of our investments may make it difficult for us to sell such investments if the need arises. Therefore, if we are required to or desire to liquidate all or a portion of our portfolio quickly, we could realize significantly less than the value at which we have recorded our investments or could be unable to dispose of our investments in a timely manner or at such times as we deem advisable.

We are a non-diversified investment company within the meaning of the Investment Company Act, and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.

We are classified as a non-diversified investment company within the meaning of the Investment Company Act, which means that we are not limited by the Investment Company Act with respect to the proportion of our assets that we may invest in securities of a single issuer. Under the Investment Company Act, a “diversified” investment company is required to invest at least 75% of the value of its total assets in cash and cash items, government securities, securities of other investment companies and other securities limited in respect of any one issuer to an amount not greater than 5% of the value of the total assets of such company and no more than 10% of the outstanding voting securities of such issuer. As a non-diversified investment company, we are not subject to this requirement. To the extent that we assume large positions in the securities of a small number of issuers, or within a particular industry, our NAV may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company or to a general downturn in the economy. However, we will be subject to the diversification requirements applicable to RICs under Subchapter M of the Code.

Our portfolio may be invested in a limited number of industries, which may subject us to a risk of significant loss if there is a downturn in a particular industry in which we invest.

We may invest in a limited number of industries. A downturn in any industry in which we are invested could significantly impact the aggregate returns we realize.

If an industry in which we have significant investments suffers from adverse business or economic conditions, as individual industries have historically experienced to varying degrees, a material portion of our portfolio could be affected adversely, which, in turn, could adversely affect our financial position and results of operations.

Terrorist attacks, acts of war, global health emergencies or natural disasters may impact the businesses in which we invest and harm our business, operating results and financial condition.

Terrorist acts, acts of war, global health emergencies or natural disasters may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. Future terrorist activities, military or security operations, global health emergencies or natural disasters could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. Losses from terrorist attacks, global health emergencies and natural disasters are generally uninsurable.

Cybersecurity risks and cyber incidents may adversely affect our business or the business of our Portfolio Companies by causing a disruption to our operations or the operations of our Portfolio Companies, a compromise or corruption of our confidential information or the confidential information of our Portfolio Companies and/or damage to our business relationships or the business relationships of our Portfolio Companies, all of which could negatively impact the business, financial condition and operating results of us or our Portfolio Companies.

Our operations rely heavily on the secure processing, storage and transmission of financial, personal and other information in the computer systems and networks of the Company, our Investment Adviser, our Administrator and other third parties. In recent years, there have been several highly publicized incidents involving financial services companies reporting the unauthorized disclosure of client or other confidential information, as well as cyber attacks involving theft, dissemination and destruction of corporate information or other assets, which in some cases occurred as a result of failure to follow procedures by employees or contractors or as a result of actions by third-parties. Cyber attacks can originate from a variety of sources, including third-parties affiliated with foreign governments, organized crime or terrorist organizations, and malicious individuals both outside and inside a targeted company, including through use of relatively new artificial intelligence tools or methods. Geopolitical conflicts could result in an increased number and/or severity of cyber attacks. Malicious actors may also attempt to compromise or induce employees of our Investment Adviser, the Administrator or other users of our systems to disclose sensitive information or provide access to our data, and these types of risks may be difficult to detect or prevent. Additionally, we, Jefferies Finance and third-party service providers are subject to numerous laws and regulations designed to protect sensitive or confidential information, including personal data, such as U.S. and non-U.S. federal and state laws governing privacy and cybersecurity.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of the information resources of us or our Portfolio Companies. These incidents may be an intentional attack or an unintentional event and could involve a third party or our own personnel gaining unauthorized access to our information systems or those of our Portfolio Companies for purposes of obtaining ransom payments, misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for loss or misappropriation of data, stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our reputation or business relationships. As our Portfolio Companies’ reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by Jefferies Finance and third-party service providers, and the information systems of our Portfolio Companies and the software and networks of the Company, Jefferies Finance, third-party service providers and our Portfolio Companies may be vulnerable to spam attacks, unauthorized access, distributed denial of service attacks, ransomware, computer viruses and other malicious code, as well as human error, natural disaster, power loss, and other events.. The techniques and malware used in these cyber attacks and cybersecurity incidents are increasingly sophisticated, change frequently and are often not recognized until launched because they are novel. Jefferies Finance and these third-party service providers have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber-incident, do not guarantee that a cyber-incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident.

We may form one or more CLOs, which may subject us to certain structured financing risks.

To the extent permissible under risk retention rules adopted pursuant to Section 941 of the Dodd-Frank Act and applicable provisions of the Investment Company Act, to finance investments, we may securitize certain of our investments, including through the formation of one or more CLOs, while retaining all or most of the exposure to the performance of these investments. This would involve contributing a pool of assets to a special purpose entity, and selling debt interests in such entity on a non-recourse or limited-recourse basis to purchasers. Any interest in any such CLO held by us may be considered a “non-qualifying asset” for purposes of the Investment Company Act.

If we create a CLO, we will depend on distributions from the CLO’s assets out of its earnings and cash flows to enable us to make distributions to our unitholders. The ability of a CLO to make distributions will be subject to various limitations, including the terms and covenants of the debt it issues. For example, tests (based on interest coverage or other financial ratios or other criteria) may restrict our ability, as holder of a CLO’s equity interests, to receive cash flow from these investments. There is no assurance any such performance tests will be satisfied. Also, a CLO may take actions that delay distributions in order to preserve ratings and to keep the cost of present and future financings lower or the CLO may be obligated to retain cash or other assets to satisfy over-collateralization requirements commonly provided for holders of the CLO’s debt. As a result, there may be a lag, which could be significant, between the repayment or other realization on a loan or other assets in, and the distribution of cash out of, a CLO, or cash flow may be completely restricted for the life of the CLO. To qualify as a RIC, we must, among other things, timely distribute to our stockholders at least 90% of our investment company taxable income (determined without regard to the dividends paid deduction), which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses, if any, for each taxable year (the “Annual Distribution Requirement”). If we do not receive cash flow from any such CLO that is necessary to satisfy the Annual Distribution Requirement for maintaining our RIC status, and we are unable to obtain cash from other sources necessary to satisfy this requirement, we could fail to maintain our status as a RIC, which would have a material adverse effect on our financial performance.

In addition, a decline in the credit quality of loans in a CLO due to poor operating results of the relevant borrower, declines in the value of loan collateral or increases in defaults, among other things, may force a CLO to sell certain assets at a loss, reducing their earnings and, in turn, cash potentially available for distribution to us for distribution to our unitholders.

To the extent that any losses are incurred by the CLO in respect of any collateral, such losses will be borne first by us as owner of equity interests. Finally, any equity interests that we retain in a CLO will not be secured by the assets of the CLO, and we will rank behind all creditors of the CLO.

Our failure to make follow-on investments in our Portfolio Companies could impair the value of our portfolio.

Following an initial investment in a Portfolio Company, we may make additional investments in that Portfolio Company as “follow-on” investments, in order to:

•
increase or maintain in whole or in part our equity ownership percentage or debt participation;
•
exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or
•
Attempt to preserve or enhance the value of our investment.

We may elect not to make follow on investments or may lack sufficient funds to make those investments.

We will have the discretion to make any follow-on investments, subject to the availability of capital resources and the limitations set forth in “Item 1(c). Description of Business.” The failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a Portfolio Company and the initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our concentration of risk, because we prefer other opportunities or because we are inhibited by compliance with BDC requirements or compliance with the requirements for maintenance of our RIC status.

Our Portfolio Companies may prepay loans, which may reduce stated yields in the future if the capital returned cannot be invested in transactions with equal or greater expected yields.

Certain of the loans we make will be prepayable at any time, with some prepayable at no premium to par. We cannot predict when such loans may be prepaid. Whether a loan is prepaid will depend both on the continued positive performance of the Portfolio Company and the existence of favorable financing market conditions that permit such Portfolio Company to replace existing financing with less expensive capital. In periods of rising interest rates, the risk of prepayment of floating rate loans may increase if other financing sources are available. As market conditions change frequently, it is unknown when, and if, this may be possible for each Portfolio Company. In the case of some of these loans, having the loan prepaid early may reduce the achievable yield for us in the future below the current yield disclosed for our portfolio if the capital returned cannot be invested in transactions with equal or greater expected yields.

Investments in common and preferred equity securities, many of which are illiquid with no readily available market, involve a substantial degree of risk.

Although equity securities have historically generated higher average total returns than fixed income securities over the long term, equity securities also have experienced significantly more volatility in those returns. Our equity investments may fail to appreciate and may decline in value or become worthless, and our ability to recover our investment will depend on our Portfolio Company’s success. Investments in equity securities involve a number of significant risks, including:

•
any equity investment we make in a Portfolio Company could be subject to further dilution as a result of the issuance of additional equity interests and to serious risks as a junior security that will be subordinate to all indebtedness (including trade creditors) or senior securities in the event that the issuer is unable to meet its obligations or becomes subject to a bankruptcy process;
•
to the extent that the Portfolio Company requires additional capital and is unable to obtain it, we may not recover our investment; and
•
in some cases, equity securities in which we invest will not pay current dividends, and our ability to realize a return on our investment, as well as to recover our investment, will be dependent on the success of the Portfolio Company.

Even if the Portfolio Company is successful, our ability to realize the value of our investment may be dependent on the occurrence of a liquidity event, such as a public offering or the sale of the Portfolio Company. It is likely to take a significant amount of time before a liquidity event occurs or we can otherwise sell our investment. In addition, the equity securities we receive or invest in may be subject to restrictions on resale during periods in which it could be advantageous to sell them.

There are special risks associated with investing in preferred securities, including:

•
preferred securities may include provisions that permit the issuer, at its discretion, to defer distributions for a stated period without any adverse consequences to the issuer. If we own a preferred security that is deferring its distributions, we may be required to report income for tax purposes before we receive such distributions;
•
preferred securities are subordinated to debt in terms of priority to income and liquidation payments, and therefore will be subject to greater credit risk than debt;
•
preferred securities may be substantially less liquid than many other securities, such as common stock or U.S. government securities; and
•
generally, preferred security holders have no voting rights with respect to the issuing company, subject to limited exceptions.

Additionally, when we invest in debt securities, we may acquire warrants or other equity securities as well. Our goal is ultimately to dispose of such equity interests and realize gains upon our disposition of such interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

We may invest, to the extent permitted by law, in the equity securities of investment funds that are operating pursuant to certain exceptions to the Investment Company Act and, to the extent we so invest, will bear our ratable share of any such company’s expenses, including management and performance fees. We will also remain obligated to pay the management fee and incentive fee to our Investment Adviser with respect to the assets invested in the securities and instruments of such companies. With respect to each of these investments, each of our common unitholders will bear their pro rata share of the management fee and incentive fee due to our Investment Adviser as well as indirectly bearing the management and performance fees and other expenses of any such investment funds or advisers.

By originating loans to companies that are experiencing significant financial or business difficulties, we may be exposed to distressed lending risks.

As part of our lending activities, we may originate loans to companies that are experiencing significant financial or business difficulties, including companies involved in bankruptcy or other reorganization and liquidation proceedings. Although the terms of such financing may result in significant financial returns to us, they involve a substantial degree of risk. The level of analytical sophistication, both financial and legal, necessary for successful financing to companies experiencing significant business and financial difficulties is unusually high. There is no assurance that we will correctly evaluate the value of the assets collateralizing our loans or the prospects for a successful reorganization or similar action. In any reorganization or liquidation proceeding relating to a company that we fund, we may lose all or part of the amounts advanced to the borrower or may be required to accept collateral with a value less than the amount of the loan advanced by us to the borrower.

We may be exposed to special risks associated with bankruptcy cases.

Many of the events within a bankruptcy case are adversarial and often beyond the control of the creditors. While creditors generally are afforded an opportunity to object to significant actions, there can be no assurance that a bankruptcy court would not approve actions that may be contrary to our interests. Furthermore, there are instances where creditors can lose their ranking and priority if they are considered to have taken over management of a borrower.

The reorganization of a company can involve substantial legal, professional and administrative costs to a lender and the borrower; it is subject to unpredictable and lengthy delays; and during the process a company’s competitive position may erode, key management may depart and a company may not be able to invest its capital adequately. In some cases, the debtor company may not be able to reorganize and may be required to liquidate assets. The debt of companies in financial reorganization will, in most cases, not pay current interest, may not accrue interest during reorganization and may be adversely affected by an erosion of the issuer’s fundamental value.

In addition, lenders can be subject to lender liability claims for actions taken by them where they become too involved in the borrower’s business or exercise control over the borrower. For example, we could become subject to a lender’s liability claim, if, among other things, the borrower requests significant managerial assistance from us and we provide such assistance as contemplated by the Investment Company Act.

We will have broad discretion over the use of proceeds of the funds we raise from investors and will use proceeds in part to satisfy operating expenses.

There can be no assurance that we will be able to locate a sufficient number of suitable investment opportunities to allow us to successfully deploy capital that we raise from investors in a timeframe that will permit investors to earn above-market returns. To the extent we are unable to invest substantially all of the capital we raise within our contemplated timeframe, our investment income, and in turn our results of operations, will likely be materially adversely affected. Additionally, there could be a significant lag in time between when we receive proceeds from the offering of our common units and our funding of investments. See “— Risks Relating to Our Business and Structure — We are a relatively new company and have a limited operating history.”

We intend to use substantially all of the proceeds from the offering of our common units, net of expenses, to make investments in accordance with our investment objectives and using the strategies described in this report. We anticipate that the remainder will be used for working capital and general corporate purposes, including the payment of operating expenses. However, subject to the restrictions of applicable law and regulations, including the Investment Company Act and the Code, we have significant flexibility in applying the proceeds of the funds we raise from investors and may use the net proceeds in ways with which unitholders may not agree, or for purposes other than those contemplated at the time of the capital raising. We may also pay operating expenses, and may pay other expenses such as due diligence expenses of potential new investments, from net proceeds. Our ability to achieve our investment objective may be limited to the extent that net proceeds of the funds we raise from investors, pending full investment by us in Portfolio Companies, are used to pay operating expenses.

We may be exposed to unique conflicts of interest associated with certain investment opportunities in funded debt and related unfunded commitment financing transactions.

Certain co-investment opportunities may involve a funded term loan and unfunded commitments (e.g., revolving credit facilities). The Company, along with other Accounts, will be offered and may invest in these opportunities on the same terms and conditions. However, the Company and other Accounts may invest in these instruments on a non-pro rata basis in differing amounts and, in some cases, certain of the other Accounts may not participate in the revolving credit facility opportunity based on the investment strategy of such an Account. For example, if the Company holds a small portion of a revolving credit facility and a larger portion of a funded term loan, while Jefferies Finance holds a larger portion of the revolving credit facility and a smaller portion of the funded term loan, in certain distressed situations it may be in our interests, when holding a larger portion of a funded term loan, to have the revolving lenders (e.g., Jefferies Finance) provide more funding to a revolving credit facility where the revolving lenders may not be required. Otherwise, the Company may not have the ability to secure access to the funded term loans that align with our investment objective to generate both current income and capital appreciation. Accordingly, when the Company invests in differing amounts with other Accounts and Jefferies Finance, the interests of the Company and the other Accounts and Jefferies Finance may not be aligned.

Declines in market prices and liquidity in the corporate debt markets can result in significant net unrealized depreciation of our portfolio, which in turn would affect our results of operations.

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith under procedures adopted by our Board of Directors. We may take into account the following types of factors, if relevant, in determining the fair value of our investments: the enterprise value of a Portfolio Company (the entire value of the Portfolio Company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time), the nature and realizable value of any collateral, the Portfolio Company’s ability to make payments and its earnings and discounted cash flow (taking into consideration current market interest rates and credit spreads), the markets in which the Portfolio Company does business, a comparison of the Portfolio Company’s securities to similar publicly traded securities and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation. While most of our investments are not likely to be publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). As a result, volatility in the capital markets can also adversely affect our investment valuations. Decreases in the market values or fair values of our investments are recorded as unrealized depreciation. The effect of all of these factors on our portfolio can reduce our NAV by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized losses and may suffer unrealized depreciation, which could have a material adverse impact on our business, financial condition and results of operations.

Economic recessions or downturns could impair our Portfolio Companies and harm our operating results.

Our Portfolio Companies may be susceptible to economic downturns or recessions and may be unable to repay our loans during these periods. Therefore, during these periods our non-performing assets may increase and the value of our portfolio may decrease if we are required to write down the values of our investments. Adverse economic conditions may also decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.

A Portfolio Company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on the Portfolio Company’s assets representing collateral for its obligations. This could trigger cross defaults under other agreements and jeopardize our Portfolio Company’s ability to meet its obligations under the debt that we hold and the value of any equity securities we own. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting Portfolio Company.

Our Portfolio Companies may have incurred or issued, or may in the future incur or issue, debt or equity securities that rank equally with, or senior to, our investments in such companies, which could have an adverse effect on us in any liquidation of a Portfolio Company.

Our Portfolio Companies may have, or may be permitted to incur, other debt, or issue other equity securities that rank equally with, or senior to, our investments. By their terms, such instruments may provide that the holders are entitled to receive payment of dividends, interest or principal on or before the dates on which we are entitled to receive payments in respect of our investments. These debt instruments would usually prohibit the Portfolio Companies from paying interest on or repaying our investments in the event and during the continuance of a default under such debt. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a Portfolio Company, holders of securities ranking senior to our investment in that Portfolio Company typically are entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying such holders, the Portfolio Company may not have any remaining assets to use for repaying its obligation to us. In the case of securities ranking equally with our investments, we would have to share on an equal basis any distributions with other security holders in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant Portfolio Company.

Additionally, certain loans that we make to Portfolio Companies may be secured on a second priority basis by the same collateral securing senior secured debt, which will be secured on a first priority basis. The first priority liens on the collateral will secure the Portfolio Company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the Portfolio Company under the agreements governing the loans. The holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the loan obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens. If such proceeds are not sufficient to repay amounts outstanding under the loan obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the Portfolio Company’s remaining assets, if any.

The rights we may have with respect to the collateral securing any junior priority loans we make to our Portfolio Companies may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of senior debt. Under such an intercreditor agreement, at any time that senior obligations are outstanding, we may forfeit certain rights with respect to the collateral to the holders of the senior obligations. These rights may include the right to commence enforcement proceedings against the collateral, the right to control the conduct of such enforcement proceedings, the right to approve amendments to collateral documents, the right to release liens on the collateral and the right to waive past defaults under collateral documents. We may not have the ability to control or direct such actions, even if our rights as junior lenders are adversely affected. In addition, a bankruptcy court may choose not to enforce an intercreditor agreement or other arrangement with creditors.

We may also make unsecured loans to Portfolio Companies, meaning that such loans will not benefit from any interest in collateral of such Portfolio Companies. Liens on such Portfolio Companies’ collateral, if any, will secure the Portfolio Company’s obligations under its outstanding secured debt and may secure certain future debt that is permitted to be incurred by the Portfolio Company under its secured loan agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before us. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy our unsecured loan obligations after payment in full of all secured loan obligations. If such proceeds were not sufficient to repay the outstanding secured loan obligations, then the unsecured claims would rank equally with the unpaid portion of such secured creditors’ claims against the Portfolio Company’s remaining assets, if any.

Our Portfolio Companies may be highly leveraged.

Some of our Portfolio Companies may be highly leveraged, which may have adverse consequences to these Portfolio Companies and to us as an investor. These Portfolio Companies may be subject to restrictive financial and operating covenants and the leverage may impair these Portfolio Companies’ ability to finance their future operations and capital needs. As a result, these Portfolio Companies’ flexibility to respond to changing business and economic conditions and to take advantage of business opportunities may be limited. Further, a leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used.

Portfolio Companies with floating rate debt may be exposed to a higher cost of debt due to a rise in interest rates.

We may structure the majority of our debt investments with floating interest rates to position our portfolio for rate increases. However, there can be no assurance that this will successfully mitigate our exposure to interest rate risk. For example, in rising interest rate environments, payments under floating rate debt instruments generally would rise and there may be a significant number of issuers of such floating rate debt instruments that would be unable or unwilling to pay such increased interest costs and may otherwise be unable to repay their loans. Rising interest rates could also cause Portfolio Companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. Investments in floating rate debt instruments may also decline in value in response to rising interest rates if the interest rates of such investments do not rise as much, or as quickly, as market interest rates in general. Similarly, during periods of rising interest rates, our fixed rate investments may decline in value because the fixed rate of interest paid thereunder may be below market interest rates.

We may expose ourselves to risks if we engage in hedging transactions.

We may seek to hedge against interest rate and currency exchange rate fluctuations and credit risk by using financial instruments such as futures, options, swaps and forward contracts, subject to the requirements of the Investment Company Act. These financial instruments may be purchased on exchanges or may be individually negotiated and traded in over-the-counter markets. Use of such financial instruments for hedging purposes may present significant risks, including the risk of loss of the amounts invested. Defaults by the other party to a hedging transaction can result in losses in the hedging transaction. Hedging activities also involve the risk of an imperfect correlation between the hedging instrument and the asset being hedged, which could result in losses both on the hedging transaction and on the instrument being hedged. Use of hedging activities may not prevent significant losses and could increase our losses. Further, hedging transactions may reduce cash available to pay distributions to our unitholders.

We may initially invest a significant portion of the net proceeds from the offering of common units primarily in high-quality short-term investments, which will generate lower rates of return than those expected from the interest generated on our intended investment program.

We may initially invest a portion of the net proceeds from the offering of common units primarily in cash, cash equivalents, U.S. government securities and other high-quality short-term investments. These securities may earn yields substantially lower than the income that we anticipate receiving once we are fully invested in accordance with our investment objective. As a result, we may not be able to achieve our investment objective and/or pay any dividends during this period or, if we are able to do so, such dividends may be substantially lower than the dividends that we expect to pay when our portfolio is fully invested in accordance with our investment objectives. If we do not realize yields in excess of our expenses, we may incur operating losses.

Inflation and global supply chain issues may adversely affect the business, results of operations and financial conditions of Portfolio Companies.

Inflation and fluctuations in inflation rates have had in the past, and may in the future have, negative effects on economies and financial markets, particularly in emerging economies. For example, wages and prices of inputs increase during periods of inflation, which can negatively impact returns on investments. In an attempt to stabilize inflation, countries may impose wage and price controls or otherwise intervene in the economy. Governmental efforts to curb inflation often have negative effects on the level of economic activity. There can be no assurance that inflation will not become a serious problem in the future and have an adverse impact on our returns.

Economic activity has continued to accelerate across sectors and regions. Nevertheless, global supply chain issues have, and may in the future, lead to a rise in energy prices. Inflation may continue in the near to medium-term, particularly in the U.S., with the possibility that monetary policy may tighten in response. Persistent inflationary pressures could affect our obligors’ profit margins.

Additionally, the continuing trade dispute between the United States and China, pursuant to which both countries have, among other things, imposed tariffs on one another, has had an adverse economic effect on U.S. markets and international trade more broadly. This adverse economic effect is likely to become more pronounced if the dispute remains unresolved, which could have a material adverse impact on our Portfolio Companies. For example, existing and any additional supply chain and other laws, regulations, or executive orders by either country that restrict or prohibit transactions or impose requirements or limitations on business could impair the ability of U.S.-based companies (in which we are likely to invest) to expand into markets in China and the ability of such companies’ to produce or obtain component parts necessary for production. Also, for the foreseeable future, the trade dispute will likely continue to be an ongoing source of instability, resulting in significant currency fluctuations, increased capital markets volatility, and other adverse effects on international markets, international trade agreements, and other existing cross-border cooperation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise), which could present similar and additional potential risks and consequences for us and our Portfolio Companies.

Risks Related to the Investment Adviser and its Affiliates; Conflicts of Interest

Our Investment Adviser, its principals, investment professionals and employees and the members of its Investment Committee have certain conflicts of interest.

Our Investment Adviser, its principals, affiliates, investment professionals and employees, the members of its Investment Committee and our officers and directors serve or may serve now or in the future as investment advisers, officers, directors, principals of, or in other capacities with respect to, public or private entities (including other BDCs and other investment funds) that operate in the same or a related line of business as us. In particular, three affiliates of the Investment Adviser, Jefferies Credit Partners LLC, Apex Credit Partners LLC and Jefferies Finance, are advisers to multiple private investment funds. Therefore, we expect these individuals may have obligations to investors in such other BDCs, the fulfillment of which might not be in our best interests or the best interests of our unitholders, and we expect that investment opportunities will satisfy the investment criteria for both us and such other BDCs. In addition, the Investment Adviser and its affiliates also manage other Accounts, and expect to manage other Accounts in the future, that have investment mandates that are similar, in whole or in part, to ours and, accordingly, may invest in asset classes similar to those targeted by us. As a result, our Investment Adviser and/or its affiliates may face conflicts in allocating investment opportunities between us and such other Accounts. The fact that our investment management fees may be lower than those of certain other Accounts advised by the Investment Adviser could result in this conflict of interest affecting us adversely relative to such other Accounts.

Subject to applicable law, other Accounts may invest alongside us. In certain circumstances, negotiated co-investments by us and other Accounts in private placement securities that involve the negotiation of certain terms of the private placement securities to be purchased (other than price-related terms) may be made pursuant to an order from the SEC permitting us to do so. Under the terms of the exemptive order on co-investments, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the Investment Company Act) of our Independent Directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our unitholders and do not involve overreaching of us or our unitholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our unitholders and is consistent with our Board of Directors approved criteria.

Our Investment Adviser may in the future recommend to the Board of Directors that we merge with or sell all or substantially all of our assets to one or more funds, including a fund that could be managed by our Investment Adviser (including another BDC). In connection with a recommendation to the Board of a listing, an IPO or a merger and dependent upon the relevant facts and circumstances at the time, certain expense adjustment measures may be proposed, including without limitation, potential fee discounts or other expense measures; provided, however, that there is no assurance that any such measures would ultimately be consummated. No such merger or asset sale would be consummated absent the meeting of various conditions required by applicable law or contract, at such time, which may include approval of the board of directors and common equity holders of both funds. If our Investment Adviser is the investment adviser of both funds, various conflicts of interest would exist with respect to any such transaction. Such conflicts of interest may potentially arise from, among other things, differences between the compensation payable to the Investment Adviser by us and by the entity resulting from such a merger or asset sale or efficiencies or other benefits to our Investment Adviser as a result of managing a single, larger fund instead of two separate funds.

Our Investment Adviser will be paid the management fee even if the values of investments decline, and our Investment Adviser’s incentive fee may create incentives for it to make certain kinds of investments.

The management fee is payable even in the event the value of unitholders’ investments declines. In addition, the management fee is payable regardless of whether the value of our net assets or the value of unitholders’ investments have decreased. The use of increased leverage may increase the likelihood of default, which would disfavor holders of our common units. Given the subjective nature of the investment decisions that our Investment Adviser will make on our behalf, we may not be able to monitor this potential conflict of interest.

In addition, the incentive fee payable by us to our Investment Adviser may create an incentive for our Investment Adviser to make investments on our behalf that are risky or more speculative than would be the case in the absence of such a compensation arrangement and also to incur leverage, which will tend to enhance returns where our portfolio has positive returns. Our Investment Adviser receives the incentive fee based, in part, upon capital gains realized on our investments. As a result, our Investment Adviser may have an incentive to invest more in companies whose securities are likely to yield capital gains, as compared to income-producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher Investment losses, particularly during cyclical economic downturns.

The incentive fee payable by us to our Investment Adviser also may create an incentive for our Investment Adviser to invest on our behalf in instruments that have a deferred interest feature. Under these investments, we accrue the interest over the life of the investment but do not receive the cash income from the investment until the end of the term. Our net investment income used to calculate the income portion of our incentive fee, however, includes accrued interest. Thus, a portion of this incentive fee is based on income that we have not yet received in cash. This risk could be increased because our Investment Adviser is not obligated to reimburse us for any incentive fees received even if we subsequently incur losses or never receive in cash the accrued income (including accrued income with respect to original issue discount, PIK interest and zero coupon securities).

The incentive fee is based on pre-incentive fee net investment income.

The incentive fee based on income will be determined and paid quarterly in arrears at the end of each calendar quarter by reference to our pre-incentive fee net investment income from the calendar quarter then ending. If market interest rates rise, we may be able to invest our funds in debt instruments that provide for a higher return, which would increase our pre-incentive fee net investment income and make it easier for the Investment Adviser to surpass the hurdle rate and receive an incentive fee on such net investment income. PIK interest and OID will also increase our pre-incentive fee net investment income and make it easier to surpass the hurdle rate. The pre-incentive fee net investment income is also included in the amount of our net assets used to calculate the management fee.

Our ability to achieve our investment objective depends on our Investment Adviser’s ability to identify, invest in and monitor companies that meet our investment criteria.

Accomplishing this result on a cost-effective basis is largely a function of the structuring of our investment process and the ability of our Investment Adviser to provide competent, attentive and efficient services to us. We may also be called upon to provide significant managerial assistance to certain of our Portfolio Companies. These demands on their time, which will increase as the number of investments grow, may distract them or slow the rate of investment. In order to grow, our Investment Adviser may need to hire, train, supervise, manage and retain new employees. However, we cannot assure unitholders that we will be able to do so effectively. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

Potential conflicts of interest with other businesses of JFG could impact our investment returns.

There are significant potential conflicts of interest that could negatively impact our investment returns.

JFG, including its affiliates and personnel, is a worldwide, full-service investment banking, broker-dealer, asset management and financial services organization, and a major participant in global financial markets that provides a wide range of financial services to a substantial and diversified client base that includes corporations, private equity sponsors, financial institutions, governments, institutional investors, and high-net-worth individuals. As such, it acts as an investor, investment banker, research provider, investment manager, financier, adviser, market maker, trader, prime broker, derivatives dealer, lender, counterparty, agent and principal. In those and other capacities, JFG and its affiliates advise clients in all markets and transactions and purchase, sell, hold and recommend a broad array of investments, including securities, derivatives, loans, commodities, currencies, credit default swaps, indices, baskets and other financial instruments and products for its own Accounts or for the Accounts of their customers, and have other direct and indirect interests, in the global fixed income, currency, commodity, equity, bank loans and other markets in which we invest or may invest. Such additional businesses and interests will likely give rise to potential conflicts of interest and may restrict the way we operate our business. For example, (1) we may not be able to conduct transactions relating to investments in Portfolio Companies because our Investment Adviser is not permitted to obtain or use material non-public information in effecting purchases and sales in public securities transactions for us or (2) JFG, the clients it advises, and its personnel may engage (or consider engaging) in commercial arrangements or transactions with us (subject to any limitations under the law), and/or may compete for commercial arrangements or transactions in the same types of companies, assets, securities or other assets or instruments as us. Transactions by, advice to and activities of such Accounts (including potentially JFG acting on a proprietary basis), may involve the same or related companies, securities or other assets or instruments as those in which we invest and may negatively affect us (including our ability to engage in a transaction or other activities) or the prices or terms at which our transactions or other activities may be effected. For example, JFG may be engaged to provide advice to an account that is considering entering into a transaction with us, and JFG may advise the account not to pursue the transaction with us, or otherwise in connection with a potential transaction provide advice to the account that would be adverse to us.

In addition, an affiliate of JFG may, to the extent permitted by applicable law, including the limitations set forth in Section 57(k) of the Investment Company Act, receive compensation from us or from the borrowers if we make any investments based on opportunities that such employees or personnel of JFG have referred to us. Such compensation might incentivize JFG or its employees or personnel to refer opportunities or to recommend investments that might otherwise be unsuitable for us. Further, any such compensation paid by us, or paid by the borrower (to which we would otherwise have been entitled) in connection with such investments, may negatively impact our returns.

Furthermore, Jefferies Finance and its affiliates are currently, and in the future expect to be, raising capital for new public or private investment vehicles that have, or when formed will have, the primary purpose of upper middle market private credit. These investment vehicles, as well as existing investment vehicles will compete with us for investments. Although our Investment Adviser and its affiliates will endeavor to allocate investment opportunities among their clients, including us, in a fair and equitable manner and consistent with applicable allocation procedures, it is expected that, in the future, we may not be given the opportunity to participate in investments made by other clients or entities managed by our Investment Adviser or its affiliates or that we may participate in such investments to a lesser extent due to participation by such other clients or entities.

In addition, subject to applicable law, Jefferies Finance or another investment account or vehicle managed or controlled by Jefferies Finance may hold securities, loans or other instruments of a Portfolio Company in a different class or a different part of the capital structure than securities, loans or other instruments of such Portfolio Company held by us. As a result, Jefferies Finance or another investment account or vehicle may pursue or enforce rights or activities, or refrain from pursuing or enforcing rights or activities, on behalf of its own account, that could have an adverse effect on us. In addition, to the extent Jefferies Finance or an affiliate has invested in a Portfolio Company for its own account, Jefferies Finance or an affiliate may limit the transactions engaged in by us with respect to such Portfolio Company or issuer for reputational, legal, regulatory or other reasons.

Unitholders should note the matters discussed in “ — Risks Related to the Investment Adviser and its Affiliates — Our ability to enter into transactions with our affiliates is restricted.”

Our Investment Adviser can resign on 60 days’ notice. We may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

Our Investment Adviser has the right, under the Investment Advisory Agreement, to resign at any time upon 60 days’ written notice, regardless of whether we have found a replacement. If our Investment Adviser resigns, we may not be able to find a new external investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption and our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected.

Our Investment Adviser’s responsibilities and its liability to us are limited under the Investment Advisory Agreement, which may lead our Investment Adviser to act in a riskier manner on our behalf than it would when acting for its own account.

Our Investment Adviser and its officers, directors, partners, managing directors, unitholders, members, other equity holders, employees and controlling persons (if any) will not be liable for any error of judgment or mistake of law or for any loss suffered by us in connection with the matters to which the Investment Advisory Agreement relates, except a loss resulting from willful misfeasance, bad faith or gross negligence on our Investment Adviser’s part in the performance of its duties or from reckless disregard by our Investment Adviser of its obligations and duties under the Investment Advisory Agreement. Any person, even though also employed by our Investment Adviser, who may be or become an employee of and paid by us shall be deemed, when acting within the scope of his or her employment by us, to be acting in such employment solely for us and not as our Investment Adviser’s employee or agent. These protections may lead our Investment Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account. See “ — Risks Related to the Investment Adviser and its Affiliates; Conflicts of Interest — Our Investment Adviser will be paid the management fee even if the values of the investments decline, and our Investment Adviser’s incentive fee may create incentives for it to make certain kinds of investments.”

Our ability to enter into transactions with our affiliates is restricted.

As a BDC, we are prohibited under the Investment Company Act from knowingly participating in certain transactions with our affiliates without the prior approval of a majority of the Independent Directors who have no financial interest in the transaction, or in some cases, the prior approval of the SEC. For example, any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is deemed to be an affiliate for purposes of the Investment Company Act and, if this is the only reason such person is an affiliate, we are generally prohibited from buying any asset from or selling any asset (other than our common units) to such affiliate, absent the prior approval of such directors. The Investment Company Act also prohibits “joint transactions” with an affiliate, which could include joint investments in the same Portfolio Company, without approval of the Independent Directors or in some cases the prior approval of the SEC. Moreover, except in certain limited circumstances, we are prohibited from buying any asset from or selling any asset to a holder of more than 25% of our voting securities, absent prior approval of the SEC. The analysis of whether a particular transaction constitutes a joint transaction requires a review of the relevant facts and circumstances then existing.

Risks Related to Our Operation as a Business Development Company

Our operation as a BDC imposes numerous constraints on us and significantly reduces our operating flexibility. In addition, if we fail to maintain our status as a BDC, we might be regulated as a closed-end investment company, which would subject us to additional regulatory restrictions.

The Investment Company Act imposes numerous constraints on the operations of BDCs. For example, BDCs generally are required to invest at least 70% of their total assets primarily in securities of qualifying U.S. private companies or thinly traded public companies, cash, cash equivalents, U.S.

government securities and other high-quality debt investments that mature in one year or less from the time of investment. These constraints may hinder our Investment Adviser’s ability to take advantage of attractive investment opportunities and to achieve our investment objective. Furthermore, any failure to comply with the requirements imposed on BDCs by the Investment Company Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants.

We may be precluded from investing in what our Investment Adviser believes are attractive investments if such investments are not qualifying assets for purposes of the Investment Company Act. If we do not invest a sufficient portion of our assets in qualifying assets, we will be prohibited from making any additional investment that is not a qualifying asset and could be forced to forgo attractive investment opportunities. Similarly, these rules could prevent us from making follow-on investments in existing Portfolio Companies (which could result in the dilution of our position).

If we fail to maintain our status as a BDC, we might be regulated as a closed-end investment company that is required to register under the Investment Company Act, which would subject us to additional regulatory restrictions and significantly decrease our operating flexibility. In addition, any such failure could cause an event of default under any outstanding indebtedness we might have, which could have a material adverse effect on our business, financial condition or results of operations.

Regulations governing our operation as a BDC and RIC affect our ability to, and the way in which we, raise additional capital. These constraints may hinder our Investment Adviser’s ability to take advantage of attractive investment opportunities and to achieve our investment objective.

As a result of the Annual Distribution Requirement to qualify as a RIC, we may need to periodically access the capital markets to raise cash to fund new investments. We may issue “senior securities,” as defined under the Investment Company Act, including borrowing money from banks or other financial institutions only in amounts such that our asset coverage meets the threshold set forth in the Investment Company Act immediately after each such issuance. The Investment Company Act currently requires an asset coverage of at least 150% (i.e., a 2:1 debt-to-equity ratio). Our ability to issue different types of securities is also limited. Compliance with these requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. As a BDC, therefore, we intend to continuously issue equity at a rate more frequent than our privately-owned competitors, which may lead to greater unitholder dilution.

We expect to borrow for investment purposes. If the value of our assets declines, we may be unable to satisfy the asset coverage test, which would prohibit us from paying distributions and could prevent us from qualifying as a RIC. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales may be disadvantageous.

Under the Investment Company Act, we generally are prohibited from issuing or selling our units at a price per unit, after deducting selling commissions, that is below our NAV per unit, which may be a disadvantage as compared with public companies. We may, however, sell our units, or warrants, options or rights to acquire our units, at a price below the current NAV of our units if our Board of Directors, including our Independent Directors, determines that such sale is in our best interests and the best interests of our unitholders, and our unitholders, as well as those unitholders that are not affiliated with us, approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board of Directors, closely approximates the fair value of such securities.

If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a BDC or be precluded from investing according to our current business strategy, which would have a material adverse effect on our business, financial condition and results of operations.

As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. We believe that most of the investments that we may acquire in the future will constitute qualifying assets. However, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the Investment Company Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could be found to be in violation of the Investment Company Act provisions applicable to BDCs and possibly lose our status as a BDC, which would have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inopportune times in order to come into compliance with the Investment Company Act. If we need to dispose of such investments quickly, it may be difficult to dispose of such investments on favorable terms. For example, we may have difficulty in finding a buyer and, even if we do find a buyer, we may have to sell the investments at a substantial loss.

Unitholder Agreements.

Consistent with applicable law (including the Investment Company Act), the Company, the Investment Adviser and/or affiliates of the Investment Adviser may negotiate certain agreements (“Unitholder Agreements”) with certain unitholders who participate in the Private Offering, without the approval or vote of any other unitholder, which provide certain rights to such unitholders that will result in different investment terms with respect to such unitholders than the investment terms applicable to other unitholders that may have the effect of establishing rights under, or altering or supplementing the terms of the organizational documents (without creating a separate class of units) or any such unitholder’s Subscription Agreement solely as it relates to such unitholder. As a result of the Unitholder Agreements, certain unitholders may receive additional benefits that other unitholders will not receive. Such rights or terms in any such Unitholder Agreement or other similar agreement may include, without limitation: (i) the Company and/or the Investment Adviser’s agreement to extend certain information rights or additional reporting to any such unitholder, including, without limitation, to accommodate special regulatory or other circumstances, or (ii) board observation rights. Unless agreed otherwise in the Unitholder Agreement, in general, the Company, the Investment Adviser and affiliates of the Investment Adviser will not be required to notify any or all of the other unitholders of any such Unitholder Agreements or any of the rights and/or terms or provisions thereof, nor will the Company, the Investment Adviser or affiliates of the Investment Adviser be required to offer such additional and/or different rights and/or terms to any or all of the other unitholders. The Company, the Investment Adviser and/or affiliates of the Investment Adviser may enter into such Unitholder Agreements with any unitholder, subject to certain restrictions.

Risks Related to Debt Financing

We borrow money, which may magnify the potential for gain or loss and may increase the risk of investing in us.

As part of our business strategy, we will borrow from, and may issue senior debt securities to, banks, insurance companies and other lenders or investors. Holders of these senior securities or other credit facilities will have claims on our assets that are superior to the claims of unitholders. If the value of our assets decreases, leveraging would cause NAV to decline more sharply than it otherwise would have if we did not employ leverage. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions to unitholders. Our ability to service any debt that it incurs will depend largely on its financial performance and will be subject to prevailing economic conditions and competitive pressures.

Also, if we have senior debt securities or other credit facilities, any obligations to such creditors may be secured by a pledge of and security interest in some or all of our assets, including our portfolio of investments, our cash and/or our right to call undrawn commitments from the unitholders. If we enter into a subscription credit facility, the lenders (or their agent) may have the right on our behalf directly to call undrawn commitments and enforce remedies against the unitholders. In the case of a liquidation event, those lenders would receive proceeds to the extent of their security interest before any distributions are made to unitholders. Any credit agreement or other debt financing agreement into which we may enter may impose financial and operating covenants, remedies on default, and similar matters.

We may, to the extent permitted by applicable law including the Investment Company Act, become co-liable (as a joint borrower, guarantor, or otherwise) for borrowings or other types of leverage of our subsidiaries or other entities in which we have an interest, including joint ventures.

In addition, we may be unable to obtain our desired leverage, which would, in turn, affect an investor’s return on investment.

We currently do not intend to enter into any collateral and asset reuse arrangements, but may decide to enter into such an arrangement in the future.

We will be exposed to risks associated with changes in interest rates.

Debt investments that we make may be based on floating rates, such as SOFR, London InterBank Offered Rate (“LIBOR”), the Euro Interbank Offered Rate, the federal funds rate or the prime rate. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our securities and our rate of return on invested capital. It is unclear how increased regulatory oversight and the future of LIBOR may affect market liquidity and the value of the financial obligations to be held by or issued to us that are linked to LIBOR, or how such changes could affect our investments and transactions and financial condition or results of operations.

Central banks and regulators in a number of major jurisdictions (for example, the United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for interbank offered rates. On March 5, 2021, the U.K. Financial Conduct Authority, which regulates the publisher of LIBOR (ICE Benchmark Administration), and ICE Benchmark Administration announced that the publication of all EUR and CHF LIBOR settings, the Spot Next/Overnight, 1 week, 2 month and 12 month JPY and GBP LIBOR settings, and the 1 week and 2 months U.S. dollar (“USD”) LIBOR settings ceased to published as of December 31, 2021, while the publication of the overnight, 1 month, 3 month, 6 month, and 12 months USD LIBOR settings ceased after June 30, 2023. In addition, while USD LIBOR (other than 1 week and 2 months) were published through June 30, 2023, banks were not able to use USD LIBOR in new contracts after December 31, 2021 (nor in extensions of existing contracts), and, therefore, USD LIBOR will be limited to those investments that were inexistence prior to December 31, 2021.

The Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the Federal Reserve and the Federal Reserve Bank of New York, identified the SOFR as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by the U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. On December 6, 2021, the ARRC released a statement selecting and recommending forms of SOFR, along with associated spread adjustments and conforming changes, to replace references to 1-week and 2-month USD LIBOR. We expect that a substantial portion of our future floating rate investments will be linked to SOFR. Given the inherent differences between LIBOR and SOFR, or any other alternative benchmark rate that may be established, there remains uncertainty regarding the future of floating rate investments.

A reduction in the interest rates on new investments relative to interest rates on current investments could have an adverse impact on our net interest income. However, an increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates, including subordinated loans, senior and junior secured and unsecured debt securities and loans and high yield bonds, and also could increase our interest expense, thereby decreasing our net income. Also, an increase in interest rates available to investors could make an investment in the units less attractive if we are not able to increase our dividend rate, which could reduce the value of units. Further, rising interest rates could also adversely affect our performance if such increases cause our borrowing costs to rise at a rate in excess of the rate that our investments yield.

In 2022, the U.S. Federal Reserve raised interest short term rates and has suggested additional interest rate increases may come. Several additional interest rate increases occurred in 2023. Changing interest rates may have unpredictable effects on markets, may result in heightened market volatility and may detract from our performance to the extent we are exposed to such interest rates and/or volatility. In periods of rising interest rates, such as the current interest-rate environment, to the extent we borrow money subject to a floating interest rate, our cost of funds would increase, which could reduce net investment income. Further, rising interest rates could also adversely affect our performance if such increases cause our borrowing costs to rise at a rate in excess of the rate that its investments yield. Further, rising interest rates could also adversely affect our performance if it holds investments with floating interest rates, subject to specified minimum interest rates (such as a LIBOR or SOFR floor, as applicable), while at the same time engaging in borrowings subject to floating interest rates not subject to such minimums. In such a scenario, rising interest rates may increase our interest expense, even though our interest income from investments is not increasing in a corresponding manner as a result of such minimum interest rates.

If general interest rates rise, there is a risk that the Portfolio Companies in which we hold floating rate securities will be unable to pay escalating interest amounts, which could result in a default under their loan documents with us. Rising interest rates could also cause Portfolio Companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. In addition, rising interest rates may increase pressure on us to provide fixed rate loans to our Portfolio Companies, which could adversely affect our net investment income, as increases in our cost of borrowed funds would not be accompanied by increased interest income from such fixed-rate investments.

A change in the general level of interest rates can be expected to lead to a change in the interest rate we receive on many of our debt investments. Accordingly, a change in the interest rate could make it easier for us to meet or exceed the performance threshold in the Investment Advisory Agreement and may result in a substantial increase in the amount of incentive fees payable to the Investment Adviser with respect to the portion of the incentive fee based on income.

Federal Income Tax Risks

We will be subject to corporate-level U.S. federal income tax on all of our income if we are unable to qualify for tax treatment as a RIC under Subchapter M of the Code, which would have a material adverse effect on our financial performance.

Although we intend to elect to be treated, and expect to qualify annually, as a RIC under Subchapter M of the Code, commencing with our taxable year ended December 31, 2023, we cannot assure you that we will be able to qualify for and maintain RIC status. To qualify for and maintain RIC status and be relieved of U.S. federal income taxes on income and gains distributed to our unitholders, we must, among other requirements, meet the annual distribution, source-of-income and asset diversification requirements described below.

•
The Annual Distribution Requirement for a RIC will generally be satisfied if we distribute to our unitholders on an annual basis at least 90% of our investment company taxable income (generally, our net ordinary income plus the excess of our realized net short-term capital gains over realized net long-term capital losses, determined without regard to the dividends paid deduction) for each taxable year. Because we expect to use debt financing, we expect to be subject to an asset coverage ratio requirement under the Investment Company Act, and we expect to be subject to certain covenants contained in our credit agreements and other debt financing agreements. This asset coverage ratio requirement and these covenants could, under certain circumstances, restrict us from making distributions to our unitholders that are necessary for us to satisfy the distribution requirement. If we are unable to obtain cash in the amount required for us to make, or if we are restricted from making, sufficient distributions to our unitholders, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax (and any applicable U.S. state and local taxes).
•
The source-of-income requirement will be satisfied if at least 90% of our gross income for each year is derived from dividends, interest, gains from the sale of stock or securities or foreign currencies, payments with respect to loans of certain securities, net income derived from an interest in a “qualified publicly traded partnership” or other income derived with respect to our business of investing in such stock or securities or foreign currencies.
•
The asset diversification requirement will be satisfied if, at the end of each quarter of our taxable year, at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs and other acceptable and appropriately diversified securities, and no more than 25% of the value of our assets is invested in the securities (other than U.S. government securities or securities of other RICs) of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of our RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

If we fail to qualify for or maintain our RIC status for any reason, and we do not qualify for certain relief provisions under the Code, we would be subject to corporate-level U.S. federal income tax (and any applicable U.S. state and local taxes). In this event, the resulting taxes and any resulting penalties could substantially reduce our net assets, the amount of our income available for distribution and the amount of our distributions to our unitholders, which would have a material adverse effect on our financial performance. For additional discussion regarding the tax implications of a RIC, see “Item 1. Business — Taxation as a Regulated Investment Company.”

We cannot predict how new tax legislation will affect us, our investments, or our unitholders, and any such legislation could adversely affect our business.

Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. The Biden Administration has enacted significant changes to the existing U.S. tax rules that include, among others, a minimum tax on book income and profits of certain multinational corporations, and there are a number of proposals in the U.S. Congress that would similarly modify the existing U.S. tax rules. The likelihood of any new legislation being enacted is uncertain, but new legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and its unitholders of such qualification and could have other adverse consequences. Unitholders are urged to consult with their tax advisors regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in the units.

We may have difficulty paying our required distributions if we recognize taxable income before or without receiving cash representing such income.

For U.S. federal income tax purposes, we will include in our taxable income certain amounts that we have not yet received in cash, such as OID or accruals on a contingent payment debt instrument, which may occur if we receive warrants in connection with the origination of a loan or possibly in other circumstances or contracted PIK interest, which generally represents contractual interest added to the loan balance and due at the end of the loan term. Such OID, which could be significant relative to our overall investment assets, and increases in loan balances as a result of PIK interest will be included in our taxable income before we receive any corresponding cash payments. We also may be required to include in our taxable income certain other amounts that we will not receive in cash. The credit risk associated with the collectability of deferred payments may be increased as and when a Portfolio Company increases the amount of interest on which it is deferring cash payment through deferred interest features. Our investments with a deferred interest feature may represent a higher credit risk than loans for which interest must be paid in full in cash on a regular basis. For example, even if the accounting conditions for income accrual are met, the borrower could still default when our actual collection is scheduled to occur upon maturity of the obligation.

Because in certain cases we may recognize taxable income before or without receiving cash representing such income, we may have difficulty making distributions to our unitholders that will be sufficient to enable us to meet the Annual Distribution Requirement necessary for us to qualify as a RIC. Accordingly, we may need to sell some of our assets at times and/or at prices that we would not consider advantageous, we may need to raise additional equity or debt capital, or we may need to forego new investment opportunities or otherwise take actions that are disadvantageous to our business (or be unable to take actions that are advantageous to our business) to enable us to make distributions to our unitholders that will be sufficient to enable us to meet the Annual Distribution Requirement. If we are unable to obtain cash in the amount required for us to make, or if we are restricted from making, sufficient distributions to our unitholders to meet the Annual Distribution Requirement, we may fail to qualify for the U.S. federal income tax benefits allowable to RICs and, thus, become subject to a corporate-level U.S. federal income tax (and any applicable U.S. state and local taxes). For additional discussion regarding the tax implications of a RIC, see “Item 1. Business — Taxation as a Regulated Investment Company.”

We may not be able to pay you distributions on our common units, our distributions to you may not grow over time and a portion of our distributions to you may be a return of capital for U.S. federal income tax purposes.

All distributions will be paid at the discretion of the Board of Directors and will depend on such factors as the Board determines to be relevant from time to time, including our earnings, financial condition, compliance with any debt covenants we may be subject to and any other applicable law. Accordingly, we may not pay distributions to unitholders.

The distributions we pay to unitholders in a year may exceed our taxable income for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes that would reduce a holder’s adjusted tax basis in its common units and correspondingly increase such holder’s gain, or reduce such holder’s loss, on disposition of such common units. Distributions in excess of a holder’s adjusted tax basis in its common units will constitute capital gains to such holder. Unitholders who periodically receive the payment of a distribution from a RIC consisting of a return of capital for U.S. federal income tax purposes may be under the impression that they are receiving a distribution of a RIC’s net ordinary income or capital gains when they are not. Accordingly, unitholders should read carefully any written disclosure accompanying a distribution from us and the information about the specific tax characteristics of our distributions provided to unitholders after the end of each calendar year, and should not assume that the source of any distribution is our net ordinary income or capital gains.

Non-U.S. unitholders may be subject to withholding of U.S. federal income tax on distributions we pay.

Distributions of our “investment company taxable income” to a non-U.S. unitholder that are not effectively connected with the non-U.S. unitholder’s conduct of a trade or business within the United States will generally be subject to withholding of U.S. federal income tax at a 30% rate (or lower rate provided by an applicable income tax treaty) to the extent of our current or accumulated earnings and profits.

Certain properly reported distributions are generally exempt from withholding of U.S. federal income tax where they are paid in respect of our (i) “qualified net interest income” (generally, our U.S.-source interest income, other than certain contingent interest and interest from obligations of a corporation or partnership in which we or the non-U.S. unitholder are at least a 10% unitholder, reduced by expenses that are allocable to such income) or (ii) “qualified short-term capital gains” (generally, the excess of our net short-term capital gain over our net long-term capital loss for such taxable year), and certain other requirements are satisfied.

NO ASSURANCE CAN BE GIVEN AS TO WHETHER ANY OF OUR DISTRIBUTIONS WILL BE ELIGIBLE FOR THIS EXEMPTION FROM WITHHOLDING OF U.S. FEDERAL INCOME TAX. IN PARTICULAR, THIS EXEMPTION WILL NOT APPLY TO OUR DISTRIBUTIONS PAID IN RESPECT OF OUR NON-U.S. SOURCE INTEREST INCOME OR OUR DIVIDEND INCOME (OR ANY OTHER TYPE OF INCOME OTHER THAN GENERALLY OUR NON-CONTINGENT U.S.-SOURCE INTEREST INCOME RECEIVED FROM UNRELATED OBLIGORS AND OUR QUALIFIED SHORT-TERM CAPITAL GAINS). IN THE CASE OF OUR COMMON UNITS HELD THROUGH AN INTERMEDIARY, THE INTERMEDIARY MAY WITHHOLD U.S. FEDERAL INCOME TAX EVEN IF WE REPORT THE PAYMENT AS QUALIFIED NET INTEREST INCOME OR QUALIFIED SHORT-TERM CAPITAL GAIN. SEE “ITEM 1 BUSINESS — TAXATION AS A REGULATED INVESTMENT COMPANY.” BECAUSE OUR COMMON UNITS WILL BE SUBJECT TO SIGNIFICANT TRANSFER RESTRICTIONS, AND AN INVESTMENT IN OUR COMMON UNITS WILL GENERALLY BE ILLIQUID, NON-U.S. UNITHOLDERS WHOSE DISTRIBUTIONS ON OUR COMMON UNITS ARE SUBJECT TO WITHHOLDING OF U.S. FEDERAL INCOME TAX MAY NOT BE ABLE TO TRANSFER THEIR UNITS OF OUR COMMON UNITS EASILY OR QUICKLY OR AT ALL.

The tax treatment of a non-U.S. unitholder in its jurisdiction of tax residence will depend entirely on the laws of such jurisdiction, and may vary considerably from jurisdiction to jurisdiction.

Depending on (i) the laws of such non-U.S. unitholder’s jurisdiction of tax residence, (ii) how the Company, the investments or any other investment vehicles through which we directly or indirectly invest are treated in such jurisdiction, and (iii) the activities of any such entities, an investment in us could result in such non-U.S. unitholder recognizing adverse tax consequences in its jurisdiction of tax residence, including (a) with respect to any generally required or additional tax filings and/or additional disclosure required in such filings in relation to the treatment for tax purposes in the relevant jurisdiction of an interest in the Company, the investments and/or any other investment vehicles through which we directly or indirectly invest or of distributions from such entities and any uncertainties arising in that respect (the Company not being established under the laws of the relevant jurisdiction), (b) the possibility of taxable income significantly in excess of cash distributed to a non-U.S. unitholder, and possibly in excess of our actual economic income, (c) the possibilities of losing deductions or the ability to utilize tax basis and of sums invested being returned in the form of taxable income or gains, and (d) the possibility of being subject to tax at unfavorable tax rates. A non-U.S. unitholder may also be subject to restrictions on the use of its share of our deductions and losses in its jurisdiction of tax residence. Each prospective investor is urged to consult its own tax advisors with respect to the tax and tax filing consequences, if any, in its jurisdiction of tax residence of an investment in us, as well as any other jurisdiction in which such prospective investor is subject to taxation.

Risks Relating to the Offering and to Our Common Units

Investors in offerings after the initial closing could receive fewer common units than anticipated.

The purchase price per unit of our common units in any closing after the initial closing is expected to be determined to ensure that such price is equal to our then-current NAV per unit. As a result, in the event of an increase in our NAV per unit, the purchase price for units purchased in any closing after the initial closing may be higher than the prior monthly NAV per unit, and therefore an investor may receive a smaller number of units than if it had purchased units in a prior offering.

Our common units are subject to significant transfer restrictions, and an investment in our common units generally will be illiquid.

Units of our common units are subject to the restrictions on transfer described herein and as set forth in our LLC Agreement. Purchasers of units of our common units prior to an IPO and listing (including purchasers in the Private Offering) will not be permitted to transfer their units after the consummation of such IPO and listing, including a transfer of solely an economic interest, without our prior written consent until a date to be established by us. If we undergo a merger, similar restrictions may be imposed on our common units or shares of another entity received by our unitholders in connection with such transaction. If a listing does not occur, our common unitholders will generally be prohibited from transferring their units without our prior written consent. An investment in our common units is of further limited liquidity since our common units are not freely transferable under the securities laws. Each investor in our common units must be prepared to bear the economic risk of an investment in our common units for an indefinite period.

Units of our common units have not been registered under the Securities Act and, therefore, under the securities laws, cannot be sold unless such units are subsequently registered under the Securities Act or an exemption from such registration is available. Units of our common units are illiquid assets for which there is not a secondary market and there is no guarantee that a secondary market will develop in the future. An investment in our common units are therefore suitable only for certain sophisticated investors that can bear the risks associated with the illiquidity of their common units.

Investing in our common units involves an above average degree of risk.

The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and volatility or loss of principal. Our investments in Portfolio Companies may be highly speculative and aggressive, and therefore an investment in our common units may not be suitable for someone with lower risk tolerance.

An investor may be subject to the short-swing profits rules under the Exchange Act as a result of its investment in our common units.

Our common units are registered under the Exchange Act. As a result, persons with the right to appoint a director or who beneficially own more than 10% of common units may be subject to Section 16(b) of the Exchange Act, which recaptures for our benefit profits from the purchase and sale of registered common units within a six-month period.

Unitholders will experience dilution in their ownership percentage if they do not participate in our dividend reinvestment plan.

All distributions declared in cash payable to unitholders that are participants in our dividend reinvestment plan will generally be automatically reinvested in our common units if the investor opts in to the plan. As a result, unitholders that do not elect to participate in our dividend reinvestment plan may experience dilution over time. Unitholders who do not elect to participate in dividend reinvestment plan may experience accretion to the net asset value (“NAV”) of their units if our units are trading at a premium to our NAV and dilution if our units are trading at a discount to our NAV. The level of accretion or discount would depend on various factors, including the proportion of our unitholders who participate in the plan, the level of premium or discount at which our units are trading and the amount of the distribution payable to unitholders.

Efforts to comply with Section 404 of the Sarbanes-Oxley Act will involve significant expenditures, and noncompliance with Section 404 of the Sarbanes- Oxley Act may adversely affect us.

While we will not be required to comply with certain requirements of the Sarbanes-Oxley Act until we have been subject to the reporting requirements of the Exchange Act for a specified period of time or cease to be classified as an emerging growth company, under current SEC rules, we will be required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act starting with our first full fiscal year after we become subject to the reporting requirements of the Exchange Act. Thereafter, we will be required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. Accordingly, our internal control over financial reporting does not currently meet all of the standards contemplated by Section 404 of the Sarbanes-Oxley Act that we will eventually be required to meet. We will establish formal procedures, policies, processes and practices related to financial reporting and to the identification of key financial reporting risks, assessment of their potential impact and linkage of those risks to specific areas and activities within our organization.

The Company’s independent registered public accounting firm will not be required to formally attest to the effectiveness of the Company’s internal control over financial reporting until the later of the year following the Company’s first annual report required to be filed with the SEC, or the date we are no longer classified as an emerging growth company under the JOBS Act. Because we do not currently have comprehensive documentation of our internal control and have not yet tested our internal control in accordance with Section 404 of the Sarbanes-Oxley Act, we cannot conclude, as required by Section 404 of the Sarbanes-Oxley Act, that we do not have a material weakness in our internal control or a combination of significant deficiencies that could result in the conclusion that we have a material weakness in our internal control. As a public entity, we will be required to complete our initial assessment in a timely manner. If we are not able to implement the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or with adequate compliance, our operations, financial reporting or financial results could be adversely affected. Matters impacting its internal control may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC.

You will have limited opportunities to sell your common units and, to the extent you are able to sell your common units, you may not be able to recover the amount of your investment in our common units.

We intend to commence the Unit Repurchase Program in which we intend to repurchase, in each quarter, up to 5% of our units outstanding (either by number of units or aggregate NAV) as of the close of the previous calendar quarter. Any such unit repurchase offer will be at the discretion of our Board of Directors and subject to applicable law and that such repurchases do not give rise to adverse tax, ERISA or other regulatory consequences to us or our unitholders. Additionally, if we determine to make one or more repurchase offers, such offers are expected to include numerous restrictions that limit your ability to sell your units pursuant to such offers. We expect to limit the number of common units repurchased pursuant to any unit repurchase offer to 5% of our outstanding common units (with the exact amount to be set by our Board of Directors).

Although we expect that our Board of Directors will consider repurchase offers on a quarterly basis, our Board of Directors has complete and absolute discretion to determine whether we will engage in any unit repurchases and, if so, the terms of such repurchases. Therefore, we may ultimately not engage in any unit repurchases or may cease unit repurchases at any time, and you may not be able to sell your common units at all. You should not assume or rely upon any expectation that we will offer to repurchase any of our common units.

The repurchase price per unit of future repurchase offers, if any, may be lower than the price per unit that unitholders paid for their common units. In addition, in the event that a unitholder chooses to participate in a quarterly repurchase offer, the unitholder may be required to provide us with notice of intent to participate prior to knowing what the NAV per unit will be on the repurchase date. A unitholder seeking to sell common units to us as part of our quarterly unit repurchase offer may be required to do so without knowledge of what the repurchase price per common unit will be on the repurchase date.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

As an externally managed closed-end management investment company that has elected to be regulated as a BDC under the Investment Company Act, our day-to-day operations are managed by the Investment Adviser, Administrator and our executive officers under the oversight of our Board of Directors. Our executive officers are senior professionals of the Investment Adviser. We obtain our cybersecurity program-related services as part of a larger set of services provided to the parent company of our Investment Adviser by JFG under written agreement. As such, we rely on JFG’s information systems infrastructure and JFG’s processes for assessing, identifying and managing material risks to our business from cybersecurity threats. Below are details JFG has provided to us regarding its cybersecurity program.

JFG’s Chief Information Security Officer (“CISO”) and his Global Information Security team (“GIS”) oversee JFG’s cybersecurity program and exercise overall responsibility for the strategic vision and the design, development, and implementation of, and adherence to, the program’s protocols. The comprehensive program includes policies and procedures designed to protect JFG systems, operations, and the data entrusted to it, including by us, from anticipated threats or hazards. The program applies seven layers of controls: governance, identification, protection, detection, response, recovery, and third-party vendor management. Protective measures include, where appropriate, physical and digital access controls, software security and patch management, identity verification, mobile device management, data loss prevention solutions, employee cybersecurity awareness communications and best practices training programs, security baselines and tools to detect and report anomalous activity, service provider risk assessments, network monitoring of data usage, hardware and software, and data erasure and media disposal, among others. Measures, policies and standards are aligned with industry-leading frameworks, such as those promulgated by the International Organization for Standardization and the National Institute of Standards and Technology (“NIST”).

JFG tests its cybersecurity defenses regularly through automated vulnerability scanning by GIS’s 24/7 Security Operations Group to identify and remediate critical vulnerabilities. In addition, an independent vendor conducts annual “white hat” penetration tests to validate its external security posture. For certain JFG businesses, JFG also conducts cyber incident tabletop exercises involving hypothetical cybersecurity incidents to test its cyber incident response processes. Tabletop exercises are conducted by JFG’s IT Risk team in collaboration with outside service providers as appropriate and members of JFG’s senior management and Legal and Compliance teams. Learnings from these tabletop exercises and any events that JFG experiences are reviewed, discussed, and incorporated into its cybersecurity risk management processes as appropriate.

In addition to JFG’s internal exercises to test aspects of its cybersecurity program, JFG annually engages an independent third party to assess the risks associated with its information systems and information assets and the JFG risk management program. The independent third party assesses the cybersecurity program against the Cyber Risk Institute Cyber Profile, a financial sector-focused framework based on the NIST Cybersecurity Framework, the results of which are reported to the JFG Board of Directors (the “JFG Board”) and inform JFG’s program.

JFG has a comprehensive cybersecurity incident response and communication plan (the “IRP”), managed by the Security Operations Group, which is designed to inform appropriate risk management and business managers (including, as appropriate, our executive officers and other representatives of the Investment Adviser or its affiliates) of non-routine suspected or confirmed information security or cybersecurity events based on the expected risk an event presents. As appropriate, a team composed of individuals from several internal technical and managerial functions may be formed to investigate and remediate such an event and determine the extent of external advisor support required, including from external counsel, forensic investigators, and law enforcement agencies. The IRP is reviewed at least annually.

JFG maintains a cybersecurity risk management process to identify and mitigate risks that impact the firm. This process includes reviewing risks discerned from time to time from both internal events and from external events, alerts and reports received from a broad variety of sources. Reports from external sources are also reviewed to formulate risk mitigation and remediation strategies. JFG’s CISO periodically discusses and reviews cybersecurity risks and related mitigants with JFG’s Chief Information Officer (“CIO”), the Head of IT Risk, and General Counsel and incorporates relevant cybersecurity risk updates and metrics. JFG adjusts and enhances its cybersecurity program in response to the evolving cybersecurity landscape and to align with regulatory and industry standards.

JFG employs a process designed to assess the cybersecurity risks associated with the engagement of third-party vendors and service providers. This assessment is conducted on the basis of, among other factors, the types of products or services provided and the extent and type of data accessed or processed by the third party.

Cybersecurity is assessed by IT Risk and approved by the CIO as a component of JFG’s annual, enterprise-wide Risk Control Self Assessment (“RCSA”) managed by JFG’s Operational Risk Group. The RCSA process is independently verified by JFG’s Internal Audit Department.

Although since inception, we have not experienced a material information security breach incident, future incidents could have a material impact on our business strategy, results of operations or financial condition. For a discussion of how risks from cybersecurity threats affect our business, and our reliance on the JFG and its affiliates in managing these risks, see “Part 1. Item 1A. Risk Factors - Risk Related to our Business - Cybersecurity risks and cyber incidents may adversely affect our business or the business of our Portfolio Companies by causing a disruption to our operations or the operations of our Portfolio Companies, a compromise or corruption of our confidential information or the confidential information of our Portfolio Companies and/or damage to our business relationships or the business relationships of our Portfolio Companies, all of which could negatively impact the business, financial condition and operating results of us or our Portfolio Companies” in this annual report.

Cybersecurity Governance

JFG has a dedicated GIS team, led by its CISO, who reports to JFG’s CIO. The CISO works closely with JFG’s CIO, Chief Financial Officer, and the Chief Risk Officer’s (“CRO”) team and Legal and Compliance Departments, to develop and advance the firm’s cybersecurity strategy, which applies to us.

JFG’s CISO has extensive experience in cybersecurity and technology and is responsible for all aspects of cybersecurity across JFG’s global businesses. He has over twenty years’ experience managing cybersecurity in the financial and consulting services industries.

JFG conducts periodic cybersecurity risk assessments, including assessments of third-party vendors, and assists with the management and mitigation of identified cybersecurity risks. The CISO reviews the cybersecurity framework annually as well as on an event-driven basis as necessary, and reviews the scope of cybersecurity measures periodically, including to accommodate changes in business practices that may implicate security-related issues.

JFG’s cybersecurity program is periodically assessed by JFG’s Internal Audit Department. The results of these audits are reported to the Audit Committee of the JFG Board. Any resulting findings and associated actions to address issues are tracked and managed to completion. In addition, JFG’s IT Risk team provides Key Risk Indicators (“KRIs”) monthly to JFG’s Operational Risk Committee whose members include the CIO, CRO, Head of Internal Audit and the CISO and their representatives. The monthly presentation includes updates on key security incidents and trending of cybersecurity KRIs.

The JFG Board is responsible for the general oversight of all matters that affect JFG, including the myriad risks impacting it. The JFG Board fulfills its oversight role through the operations of its various committees and receives periodic reports on its committees’ activities.

The JFG Board’s Risk and Liquidity Oversight Committee oversees JFG’s enterprise risk management. Oversight includes reviewing and approving annually JFG’s risk management framework and overarching risk appetite statements; reviewing JFG’s technology, cybersecurity and privacy risk, legal and regulatory risk, and reputational risk,among other JFG major risk exposures; reviewing the steps management has taken to monitor and control such exposures; and reviewing JFG’s capital, liquidity and funding against established risk methodologies. The CISO keeps the JFG Board informed about JFG’s security posture and cybersecurity maturity program on a regular basis, providing updates about cybersecurity events, significant incidents, and new initiatives.

Our Board of Directors is responsible for understanding the primary risks to our business, including any cybersecurity risks. Our Board of Directors may receive periodic updates from our Chief Compliance Officer, our General Counsel, our Chief Operating Officer or from our Investment Adviser regarding the overall state of the Investment Adviser’s cybersecurity program, information on the current threat landscape, and risks from cybersecurity threats and cybersecurity incidents impacting our business.

Item 2. Properties.

We do not own any real estate or other properties materially important to our operations. Our executive offices are located at 520 Madison Avenue, 12th Floor New York, New York and our telephone number is (212) 284-3474. We believe that our office facilities will be suitable and adequate for our business as it is contemplated to be conducted.

Item 3. Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under loans to or other contracts with our Portfolio Companies.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is not currently and, until an exchange listing, we do not expect there to be, a public market for our units, nor can we give any assurance that one will develop.

Unit Issuances

The offering consists of one class of units of our common units, which will be made on a continuous basis in transactions exempt from registration under the Securities Act under Regulation D and Regulation S. For additional information, see “Item 1.Business — Private Offering.” As of March 25, 2024, there was 1 holder of record of our common units.

We will determine our NAV for units each month as of the last day of each calendar month. The NAV per unit is determined by dividing the value of total assets minus liabilities by the total number of common units outstanding at the date as of which the determination is made. The following table presents our monthly NAV per unit for the period from December 4, 2023 (inception) to December 31, 2023:

For the Month Ended	NAV per Unit
December 31, 2023	$1,834.62

Distributions

There were no distributions declared and payable for the period from December 4, 2023 (inception) to December 31, 2023.

Dividend Reinvestment Plan

We have adopted a dividend reinvestment plan, pursuant to which we will reinvest all cash dividends or other distributions authorized by the Board of Directors and declared by the Company on behalf of unitholders who affirmatively elect to reinvest their dividends or other distributions. As a result, if the Board of Directors authorizes, and we declare, a cash dividend or other distribution, then unitholders who have elected to participate in our dividend reinvestment plan will have their cash distributions automatically reinvested in additional common units, rather than receiving the cash dividend or other distribution. Distributions on fractional shares will be credited to each participating unitholder’s account to three decimal places.

A unitholder may elect to have net investment income dividends and capital gains distributions reinvested in common units of the Company. To exercise this option, such unitholder must notify the plan administrator and the Company’s transfer agent and registrar, in writing so that such notice is received by the plan administrator not less than 10 days prior to the record date fixed by the Board for the net investment income dividend and/or capital gains distribution involved.

The number of units to be issued to a unitholder under the dividend reinvestment plan will be determined by dividing the total dollar amount of the distribution payable to such unitholder by the NAV per unit of common units, as of the last day of our calendar quarter immediately preceding the date such distribution was declared. We intend to use newly issued units to implement the plan.

There will be no brokerage charges or other charges to unitholders who participate in the plan.

The plan will be terminable by us upon notice in writing mailed to each unitholder of record at least 30 days prior to any record date for the payment of any distribution by us.

Unit Repurchase Program

We intend to commence a Unit Repurchase Program in which we intend to offer to repurchase, in each quarter, up to 5% of our units outstanding (either by number of units or aggregate NAV) as of the close of the previous calendar quarter. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the Investment Company Act. All units purchased by us pursuant to the terms of such tender offer will be retired and thereafter will be authorized and unissued units. The mechanics of our Unit Repurchase Program may change in the future, due to decisions made by our Board or changes in applicable law or guidance from the staff of the SEC.

Under our Unit Repurchase Program, to the extent we offer to repurchase units in any particular quarter, we expect to repurchase units pursuant to tender offers on or around the last business day of that quarter using a purchase price equal to the NAV per unit as of the last calendar day of the applicable quarter, except the units that have not been outstanding for at least one year will be repurchased at 98% of such NAV. The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction will be retained by the Company for the benefit of the remaining unitholders. We may, from time to time, waive the Early Repurchase Deduction in our sole discretion.

No unit repurchases were completed during the period from December 4, 2023 (inception) to December 31, 2023.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a private, perpetually offered, externally managed, non-diversified, closed-end management investment company, which has elected to be regulated as a BDC under the Investment Company Act. Formed as a Delaware limited liability company on December 8, 2022, we are externally managed by the Investment Adviser, which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. Our Investment Adviser is registered as investment adviser with the SEC. We also intend to elect to be treated, and intend to qualify annually thereafter, as a RIC under the Code.

Under our Investment Advisory Agreement, we have agreed to pay the Investment Adviser a management fee as well as an incentive fee based on our investment performance. Under the Administration Agreement, we pay the Administrator fees for its services in addition to reimbursing the Administrator for all reasonable expenses.

Our investment objective is to generate both current income and capital appreciation by investing primarily in senior secured loans to U.S. companies in the upper middle market. We generally use the term “upper middle market” to refer to large companies with annual earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA,” greater than $75 million. However, we may from time to time invest in smaller companies. We focus on companies backed by private equity sponsors and our capital is typically used by companies to support business growth, acquisitions, leveraged buyouts, refinancing or recapitalizations, and other related activity.

The Company completed its acquisition of initial loans and commitments on December 4, 2023 (“inception”).

Investments

We focus primarily on senior secured first lien loans of private U.S. companies. Our level of investment activity (both the number of investments and the size of each investment) can and will vary substantially from period to period depending on many factors, including the expected return on new investments, the amount of debt and equity capital available to private companies, the level of merger and acquisition activity for such companies, the general economic environment and the competitive environment for the types of investments we make.

Revenues

We generate revenues in the form of interest income from the debt securities we hold. We may generate in the future revenue from dividends and capital appreciation on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. The debt we invest in will typically not be rated by any rating agency, but if it were, it is likely that such debt would be below investment grade. In addition, we may also generate revenue in the form of commitment, loan origination, structuring or diligence fees. Certain of these fees may be capitalized and amortized as additional interest income over the life of the related loan.

Expenses

Our primary operating expenses include the payment of the management fee and the incentive fee (each of which is described below) to our Investment Adviser, legal and professional fees, interest, fees and other expenses of financings and other operating and overhead related expenses. The management fee and incentive fees compensate our Investment Adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other costs and expenses relating to our operations and transactions, including:

(i)	our operational, offering and organizational expenses, subject to the succeeding paragraphs;

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

(v)

commissions or brokerage fees or similar charges incurred in connection with the purchase or sale of securities (including merger fees), but shall not include any placement or similar fees incurred in connection with the sale of units;

(vi)	fees and expenses associated with calculating our NAV (including the costs and expenses of the Independent Valuation Adviser);

(vii)	legal, auditing or accounting expenses;

(viii)	taxes or governmental fees;

(ix)	the fees and expenses of our Administrator, transfer agent and/or sub-transfer agent;

(x)	the cost of preparing certificates for the units or any other expenses, including clerical expenses of issue, redemption or repurchase of the units;

(xi)	the expenses of, and fees for, registering or qualifying units for sale, and maintaining our registration;

(xii)	the fees and expenses of our independent directors;

(xiii)

the fees or disbursements of custodians of our assets, including expenses incurred in the performance of any obligations enumerated by our organizational documents insofar as they govern agreements with any such custodian;

(xiv)	the cost of preparing and distributing reports, proxy statements, tender offer documents, and notices to holders of our equity interests, the SEC and other regulatory authorities;

(xv)	insurance premiums and fidelity bond costs;

(xvi)	costs of holding unitholder meetings;

(xvii)	listing fees, if any;

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

(xx)	expenses relating to the issue, repurchase and transfer of units to the extent not borne by the relevant transferring unitholder and/or assignees;

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

In addition, we shall bear the fees and expenses related to the preparation and maintaining of any necessary registrations with regulators in order to market our units in certain jurisdictions and fees and expenses associated with preparation and maintenance of any key information document or similar document required by law or regulation.

Prior to the commencement of operations on December 7, 2023, our Investment Adviser and its affiliates bore all organization and offering expenses in connection with our formation of us and the initial closing of the private offering. We will reimburse the Investment Adviser for all such expenses that it incurs on our behalf up to a maximum aggregate amount of $1.5 million in connection with our formation and the initial closing of the private offering, and the Investment Adviser has agreed to bear all such organization and offering expenses that were incurred prior to the commencement of operations in excess of $1.5 million. In all cases, placement or similar fees incurred in connection with the sale of our common units are not considered organization or offering costs and will be borne by our Investment Adviser and its affiliates. Following the commencement of operations, we will be responsible for all organization and offering expenses. Organization and offering costs incurred prior to the commencement of operations totaled $1.5 million.

Upon commencement of operations, organization expenses incurred were expensed, and our initial offering costs (other than the organization expenses) are being amortized over a twelve-month period beginning with the commencement of our operations.

From time to time, our Investment Adviser, our Administrator, or their affiliates may pay third-party providers of goods or services. We will reimburse the Investment Adviser, the Administrator or such affiliates thereof for any such amounts paid on our behalf.

Portfolio and Investment Activity

Our portfolio and investment activity is presented below (information at amortized cost unless otherwise indicated) (dollars in thousands):

For the period from December 4, 2023 (inception) to
December 31, 2023
Total investments, beginning of period	$—
New investments purchased	110,637
Net accretion of discount on investments	42
Net realized gain on investments	259
Investments repaid	(5,443)
Total investments, end of period	$105,495

Portfolio companies at beginning of period	—
Number of new portfolio companies (1)	25
Number of exited portfolio companies (1)	(3)
Portfolio companies at end of period	22
(1)
Includes two loans that were repaid in full in between when the initial acquisition of a portfolio of loans and commitments was entered into on June 30, 2023, and when the transaction closed on December 4, 2023. See Note 3 to the consolidated financial statements for additional information.

Our portfolio composition and weighted average yields as of December 31, 2023 was as follows (dollars in millions):

December 31, 2023
Weighted average yield on debt investments, at amortized cost (1)	12.0%
Weighted average yield on debt investments, at fair value (1)	11.8%
Weighted average EBITDA (2)	$209
Weighted average loan-to-value (“LTV”) (3)	37%
Percentage of first lien secured debt portfolio investments, at fair value	100%
Percentage of debt investments bearing a floating rate, at fair value	100%
(1)
Computed as (a) the annual stated interest rate or yield plus the annual accretion of discounts or less the annual amortization of premiums, as applicable, on accruing debt included in such securities, divided by (b) total debt investments (at fair value or amortized cost, as applicable) included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.
(2)
Includes all private debt investments for which fair value is determined by the Investment Adviser. Figures are derived from the financial statements most recently obtained by the Investment Adviser. Weighted average EBITDA is weighted based on the fair value of our total applicable private debt investments.
(3)
Includes all private debt investments for which fair value is determined by the Investment Adviser. Figures are derived from the financial statements most recently obtained by the Investment Adviser. LTV is calculated as first lien net debt divided by estimated enterprise value. Weighted average LTV is based on the fair value of the total applicable private debt investments.

As of December 31, 2023, there were no investments on non-accrual status.

Critical Accounting Estimates

Our financial statements are prepared in conformity with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from these estimates. Understanding our accounting policies and the extent to which we use management judgment and estimates in applying these policies is integral to understanding our financial statements.

In addition to the discussion below, our critical accounting policies are further described in the notes to the consolidated financial statements.

Fair Value Measurements

We apply ASC 820, which establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is a market-based measurement, not an entity-specific measurement. For some assets and liabilities, observable market transactions or market information might be available. For other assets and liabilities, observable market transactions and market information might not be available. However, the objective of a fair value measurement in both cases is the same—to estimate the price when an orderly transaction to sell the asset or transfer the liability would take place between market participants at the measurement date under current market conditions (that is, an exit price at the measurement date from the perspective of a market participant that holds the asset or owes the liability).

ASC 820 establishes a hierarchal disclosure framework which ranks the observability of inputs used in measuring financial instruments at fair value. The observability of inputs is impacted by a number of factors, including the type of financial instruments and their specific characteristics. Financial instruments with readily available quoted prices, or for which fair value can be measured from quoted prices in active markets, generally will have a higher degree of market price observability and a lesser degree of judgment applied in determining fair value. The levels used for classifying investments are not necessarily an indication of the risk associated with investing in these securities.

The three-level hierarchy for fair value measurement is defined as follows:

Level 1—inputs to the valuation methodology are quoted prices available in active markets for identical instruments as of the reporting date. The types of financial instruments included in Level 1 include unrestricted securities, including equities and derivatives, listed in active markets.

Level 2—inputs to the valuation methodology are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date. The type of financial instruments in this category includes less liquid and restricted securities listed in active markets, securities traded in other than active markets, government and agency securities, and certain over-the-counter derivatives where the fair value is based on observable inputs.

Level 3—inputs to the valuation methodology are unobservable and significant to overall fair value measurement. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are included in this category include investments in privately held entities and certain over-the-counter derivatives where the fair value is based on unobservable inputs.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the determination of which category within the fair value hierarchy is appropriate for any given financial instrument is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and considers factors specific to the financial instrument.

The majority of our investments are expected to fall within Level 3 of the fair value hierarchy. We do not expect that there will be readily available market values for most of the investments which will be in its portfolio, and we will value such investments at fair value as determined in good faith by the Valuation Designee under the direction of the Board of Directors using a documented valuation policy, described below, and a consistently applied valuation process. The factors that may be taken into account in pricing the investments at fair value include, as relevant, the nature and realizable value of any collateral, the Portfolio Company’s ability to make payments and its earnings and discounted cash flow, and the markets in which the Portfolio Company does business, comparison to publicly traded securities and other relevant factors. Available current market data are considered such as applicable market yields and multiples of publicly traded securities, comparison of financial ratios of peer companies, and changes in the interest rate environment and the credit markets that may affect the price at which similar investments would trade in their principal market, and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Valuation Designee will consider the pricing indicated by the external event to corroborate or revise its valuation.

With respect to investments for which market quotations are not readily available, or for which market quotations are deemed not reflective of the fair value, the valuation procedures adopted by our Board of Directors contemplates a multi-step valuation process each quarter, as described below:

(1)
Our quarterly valuation process begins with each Portfolio Company or investment being initially valued by the investment professionals of our Investment Adviser, the Valuation Designee, responsible for the Portfolio Company or investment;
(2)
We engage an Independent Valuation Adviser to provide independent valuations of the investments for which market quotations are not readily available, or are readily available but deemed not reflective of the fair value of an investment. The Independent Valuation Adviser independently values such investments using quantitative and qualitative information provided by the investment professionals of our Investment Adviser as well as any market quotations obtained from independent pricing services, brokers, dealers or market dealers. The Independent Valuation Adviser also provides analyses to support their valuation methodology and calculations. The Independent Valuation Adviser provides an opinion on a final range of values on such investments to the Valuation Designee. The Independent Valuation Adviser defines fair value in accordance with ASC 820 and utilize valuation techniques including the market approach, the income approach or both;
(3)
The Independent Valuation Adviser’s preliminary valuations are reviewed by our Investment Adviser, in its capacity as the Valuation Designee. The Independent Valuation Adviser’s ranges are compared to our Investment Adviser’s valuations to ensure our Investment Adviser’s valuations are reasonable;
(4)
The Valuation Designee determines the valuations of our investments in good faith, within the meaning of the Investment Company Act, based on the input of the Independent Valuation Adviser, and provide the valuation determinations to the Audit Committee of the Board of Directors;
(5)
The Audit Committee of our Board of Directors will review valuation information provided by the Valuation Designee and the Independent Valuation Adviser. The Audit Committee then will discuss such valuation determinations; and
(6)
Our Board of Directors will further discuss the valuation determinations of the Valuation Designee, based on the input of the Independent Valuation Adviser.

We do not intend to issue units at a purchase price below the then-current NAV per unit, except as permitted by Section 23 under the Investment Company Act.

When our NAV is determined other than on a quarter-end (such as in connection with issuances of common units on dates occurring mid-quarter), it is determined by our Investment Adviser, acting under delegated authority from, and subject to the supervision of, our Board of Directors and in accordance with procedures adopted by our Board of Directors.

Rule 2a-5 under the Investment Company Act was recently adopted by the SEC and establishes requirements for appointing a “valuation designee” and determining fair value in good faith for purposes of the Investment Company Act. Our valuation procedures comply with the new rule’s requirements.

Results of Operations

Operating results for the period from December 4, 2023 (inception) to December 31, 2023 was as follows (in thousands):

For the period from December 4, 2023 (inception) to
December 31, 2023
Total investment income	$936
Net expenses	1,807
Net investment loss	(871)
Net realized gain	259
Net change in unrealized appreciation	1,393
Net increase in member's capital resulting from operations	$781

Net increase (decrease) in member’s capital resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. The Company completed its acquisition of initial loans and commitments on December 4, 2023. Accordingly, there is no activity in the comparable period to December 4, 2023 (inception) through December 31, 2023.

Investment Income

Investment income, was as follows (in thousands):

For the period from December 4, 2023 (inception) to
December 31, 2023
Interest income	$923
Other income	13
Total investment income	$936

For the period from December 4, 2023 (inception) to December 31, 2023, total investment income was $0.9 million, driven primarily by our deployment of capital. The size of our investment portfolio at fair value was $106.9 million at December 31, 2023 and the weighted average yield on the portfolio at fair value was 11.8%.

Expenses

Expenses were as follows (in thousands):

For the period from December 4, 2023 (inception) to
December 31, 2023
Interest and other financing expenses	$451
Management fees	60
Income-based incentive fees	—
Capital gains incentive fees	207
Organization costs	818
Other general and administrative expenses	538
Total expenses before Fee Waiver	2,074
Management fees waived	(60)
Incentive fees waived	(207)
Net expenses	$1,807

For the period from December 4, 2023 (inception) to December 31, 2023, net expenses were $1.8 million, primarily attributable to the recognition of initial organization costs and interest and other financing expenses, partially offset by the Fee Waivers from our Investment Adviser.

Interest and other financing expenses

Total interest expense (including unused fees, amortization of deferred financing costs and accretion of net discounts on unsecured debt) of $0.5 million for the period from December 4, 2023 (inception) to December 31, 2023 was driven by $60.8 million of average borrowings under our credit facility and bridge loan financing.

Management fees

For the period from December 4, 2023 (inception) to December 31, 2023, management fees were $0.1 million. Management fees are incurred at an annual rate of 1.25% of the average value of our net assets at the end of the most recently completed calendar quarter. The Investment Adviser has agreed to waive the management fee for the one-year period following the initial closing, which resulted in a waiver of $0.1 million for the period from December 4, 2023 (inception) to December 31, 2023. See “Item 1 Business — Fee Waiver Agreement” for more information.

Incentive fees

For the period from December 4, 2023 (inception) to December 31, 2023, total incentive fees were $0.2 million. The Investment Adviser has agreed to waive the incentive fee for the one-year period following the initial closing, which resulted in a waiver of $0.2 million for the period from December 4, 2023 (inception) to December 31, 2023. See “Item 1 Business — Fee Waiver Agreement” for more information.

Organization costs

Organization costs include expenses incurred in our initial formation. Organization costs of $0.8 million were expensed upon the initial closing on December 7, 2023.

Net Realized Gain (Loss)

Net realized gain (loss) was comprised of the following (in thousands):

For the period from December 4, 2023 (inception) to
December 31, 2023
Non-controlled/non-affiliated investments
Net realized gains	$259

For the period from December 4, 2023 (inception) to December 31, 2023, we recognized gross realized gains of $0.3 million and gross realized losses of $0.0 million, resulting in net realized gains on investments of $0.3 million through our first period of operations.

Net Unrealized Appreciation (Depreciation)

Net unrealized appreciation (depreciation) was comprised of the following (in thousands):

For the period from December 4, 2023 (inception) to
December 31, 2023
Non-controlled/non-affiliated investments
Net unrealized appreciation (depreciation)	$1,393

For the period from December 4, 2023 (inception) to December 31, 2023, we recognized gross unrealized appreciation on investments of $1.5 million and gross unrealized depreciation on investments of $0.1 million, including the impact of transferring unrealized appreciation (depreciation) to realized gains (losses), resulting in net change in unrealized appreciation of $1.4 million on investments through our first period of operations.

Liquidity and Capital Resources

The Company’s liquidity and capital resources are generated and generally available through our continuous offering of common units and debt offerings, our Senior Secured Credit Facility (as defined in Note 6 to the consolidated financial statements), as well as from cash flows from operations, investment sales of liquid assets and receipt of investment principal and interest.

As of December 31, 2023, we had one Senior Secured Credit Facility outstanding with a maximum available amount of $200 million that is committed to increase to $400 million on December 7, 2024. We may enter into additional credit facilities, increase the size of our existing credit facilities or issue additional debt securities, including debt securitizations and unsecured debt. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the Investment Company Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness is at least 150%.

We believe that our current cash and cash equivalents on hand, our available borrowing capacity under our Senior Secured Credit Facility and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations in the near term.

Cash Equivalents

Cash equivalents include highly liquid investments, including money market funds, not held for resale with original maturities of three months or less.

Restricted Cash

Restricted cash includes the amount of principal and interest collections received as well as amounts in reserve to fund draws on our credit facility that are all held at SCI BDC SPV I LLC.

Debt

As of December 31, 2023, we had an aggregate principal amount of $66.3 million of debt outstanding under our Senior Secured Credit Facility. The Senior Secured Credit Facility matures on December 7, 2028, unless there is an earlier termination or an acceleration following an event of default.

See Note 6 to the consolidated financial statements for information on the Company’s debt.

Member’s Capital

See Note 7 to the consolidated financial statements for information on the Company’s common units and related capital activities.

Distributions

There were no distributions declared and payable for the period from December 4, 2023 (inception) to December 31, 2023.

The Company adopted a dividend reinvestment plan, pursuant to which we will reinvest all cash dividends or other distributions authorized by the Board of Directors and declared by the Company on behalf of unitholders who affirmatively elect to reinvest their dividends or other distributions. As a result, if the Board of Directors authorizes, and we declare, a cash dividend or other distribution, then unitholders who have elected to participate in our dividend reinvestment plan will have their cash distributions automatically reinvested in additional common units, rather than receiving the cash dividend or other distribution.

To maintain our RIC status, we must distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. Although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may in the future decide to retain such capital gains for investments.

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, due to the asset coverage test applicable to us as a BDC, we may in the future be limited in our ability to make distributions. Also, our Senior Secured Credit Facility may limit our ability to declare distributions if we default under certain provisions or fail to satisfy certain other conditions. If we do not distribute a certain percentage of our income annually, we may suffer adverse tax consequences, including possible loss of the tax benefits available to us as a RIC. In addition, in accordance with GAAP and tax regulations, we include in income certain amounts that we have not yet received in cash, such as contractual PIK, which represents contractual interest added to the loan balance that becomes due at the end of the loan term, or the accrual of original issue or market discount. Since we may recognize income before or without receiving cash representing such income, we may not be able to meet the requirement to distribute at least 90% of our investment company taxable income to obtain tax benefits as a RIC. With respect to the distributions to unitholders, income from origination, structuring, closing, commitment and other upfront fees associated with investments in portfolio companies is treated as taxable income and accordingly, distributed to unitholders.

Unit Repurchase Program

The Company intends to commence a unit repurchase program in which it has the ability to repurchase the Company’s common units outstanding as of the close of the previous calendar quarter. The Board of Directors may amend or suspend the unit repurchase program if in its reasonable judgment it deems such action to be in the Company’s best interest and the best interest of our unitholders. As a result, unit repurchases may not be available each quarter. Should the Board of Directors suspend the unit repurchase program, the Board of Directors will consider whether the continued suspension of the program is in the best interests of the Company and unitholders on a quarterly basis. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the Investment Company Act. All units purchased by the Company pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued units.

Under the unit repurchase plan, to the extent the Company offers to repurchase units in any particular quarter, it is expected to repurchase units pursuant to tender offers on or around the last business day of that quarter using a purchase price equal to the NAV per unit as of the last calendar day of the applicable quarter, except that units that have not been outstanding for at least one year will be repurchased at 98% of such NAV. The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining unitholders.

Member’s Capital

Under the terms of our limited liability agreement, the Company is authorized to issue up to 1,000,000,000 common units.

On March 3, 2023, Jefferies Credit Partners LLC, an affiliate of the Investment Adviser, purchased 1,000 common units for $1,000. Our common units will be issued by us on a continuous basis at a price per unit generally equal our next calculated NAV per unit.

The following table summarizes the total number of common units issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the period from December 4, 2023 (inception) to December 31, 2023 (in thousands, except unit amounts):

Unit Issuance Date	Number of Units Issued	Aggregate Proceeds
December 7, 2023	29,958	$55,998
December 27, 2023	13,618	25,000
Total	43,576	$80,998

Contractual Obligations

We have entered into the Investment Advisory Agreement with the Investment Adviser to provide us with investment advisory services and the Administration Agreement with the Administrator to provide us with administrative services. Payments for investment advisory services under the Advisory Agreements and reimbursements under the Administration Agreement are described in Note 3 and Note 2 to the consolidated financial statements.

We have also entered into an equity commitment letter with our wholly owned, consolidated subsidiary, SCI BDC SPV I LLC, in connection with the Company’s Senior Secured Credit Facility. See Note 6 to the consolidated financial statements for additional information.

Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our Portfolio Companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet.

From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. At December 31, 2023, management is not aware of any pending or threatened litigation.

Related-Party Transactions

We entered into a number of business relationships with affiliated or related parties, including the following:

•
Investment Advisory Agreement
•
Co-Investment Exemptive Relief
•
JFIN Bridge Loan Agreement
•
Warehouse Portfolio Transaction
•
JFIN Investment
•
Due to Investment Adviser

See Note 3 to the consolidated financial statements for additional information.

Recent Developments

See Note 12 to the consolidated financial statements for a summary of recent developments.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio. Uncertainty with respect to the economic effects of rising interest rates in response to inflation, the Russian invasion of Ukraine and the war between Israel and Hamas introduced significant volatility in the financial markets, and the effects of this volatility has materially impacted and could continue to materially impact our market risks, including those listed below. For additional information concerning potential impact on our business and our operating results, see “Item 1A. Risk Factors.”

Investment Valuation Risk

Because there is not a readily available market value for most of the investments in our portfolio, we value most of our portfolio investments at fair value based on, among other things, the input of our management and audit committee and the independent valuation firm that has been engaged at the direction of our Board of Directors to assist in the valuation of each portfolio investment without a readily available market quotation. The Board of Directors has designated the Investment Adviser as its “Valuation Designee” pursuant to Rule 2a-5 under the Investment Company Act, and in that role, the Investment Adviser is responsible for performing fair value determinations relating to all of the Company’s investments, including periodically assessing and managing any material valuation risks and establishing and applying fair value methodologies, in accordance with valuation policies and procedures that have been approved by the Company’s Board of Directors. Even though the Company’s Board of Directors designated the Company’s Investment Adviser as “Valuation Designee,” the Company’s Board of Directors continues to be responsible for overseeing the processes for determining fair valuation.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized appreciation or depreciation reflected in the valuations currently assigned. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” and “—Fair Value Measurements” as well as Notes 2 and 5 to our consolidated financial statements for the period from December 4, 2023 (inception) to December 31, 2023, for more information relating to our investment valuation.

Interest Rate Risk

Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Because we fund, and continue to expect to fund, a portion of our investments with borrowings, our net investment income is, and is expected to continue to be, affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

As of December 31, 2023, 100% of our debt portfolio investments bore interest at variable rates, which are SOFR based and typically have durations of one to six months after which they reset to current market interest rates, and substantially all are subject to certain floors. Our Senior Secured Credit Facility bears interest at a Term SOFR or a Base Rate, in each case plus an applicable margin equal to 2.70% for borrowings that reference Term SOFR and 1.70% for borrowings that reference the Base Rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

The following table shows the estimated annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio and outstanding debt as of December 31, 2023, assuming no changes in our investment and borrowing structure (in thousands):

Basis Point Change	Interest Income	Interest Expense	Net Income
Up 200 basis points	$2,177	$(1,326)	$851
Up 100 basis points	1,088	(663)	425
Up 50 basis points	544	(331)	213
Down 50 basis points	(544)	331	(213)
Down 100 basis points	(1,088)	663	(425)

We may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the Investment Company Act and applicable commodities laws. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the member and the Board of Directors of Senior Credit Investments, LLC

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying consolidated statement of assets and liabilities of Senior Credit Investments, LLC (the "Company"), including the consolidated schedule of investments, as of December 31, 2023, the related consolidated statements of operations, cash flows, changes in member’s capital, and the consolidated financial highlights for the period from December 4, 2023 (inception) to December 31, 2023, and the related notes. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations, changes in member’s capital, cash flows and financial highlights for the period from December 4, 2023 (inception) to December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements and financial highlights based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2023, by correspondence with the custodian, loan agents, and borrowers. We believe that our audit provides a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

New York, New York
March 29, 2024

We have served as the Company's auditor since 2023.

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Statement of Assets and Liabilities

(In thousands, except unit and per unit data)

December 31, 2023
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (amortized cost of $105,495)	$106,888
Cash and cash equivalents	39,094
Restricted cash	468
Interest receivable	529
Deferred financing costs	2,815
Deferred offering costs	635
Prepaid expenses and other assets	331
Total assets	$150,760
Liabilities
Debt	$66,294
Interest payable	368
Due to Investment Adviser	1,625
Accrued expenses and other liabilities	693
Total liabilities	$68,980
Commitments and contingencies (Note 9)
Member's Capital
Common units (44,576 units issued and outstanding)	$80,943
Accumulated distributable earnings	837
Total member's capital	$81,780
Total liabilities and member's capital	$150,760

Net Asset Value Per Unit
Net assets	$81,780
Common units outstanding (1,000,000,000 units authorized)	44,576
Net asset value per unit	$1,834.62

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Statement of Operations

(In thousands, except unit and per unit data)

For the period from December 4, 2023 (inception) to
December 31, 2023
Investment Income
Non-controlled/non-affiliated investments
Interest income	$923
Other income	13
Total investment income	936
Operating Expenses
Interest and other financing expenses	451
Management fees	60
Capital gains incentive fees	207
Organization costs	818
Other general and administrative expenses	538
Total expenses before Fee Waiver	2,074
Management fees waived	(60)
Incentive fees waived	(207)
Net expenses	1,807
Net investment loss	(871)
Net Realized Gain (Loss) and Change in Unrealized Appreciation (Depreciation)
Net realized gain (loss):
Non-controlled/non-affiliated investments	259
Net realized gain	259
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	1,393
Net change in unrealized appreciation	1,393
Net realized gain and change in unrealized appreciation	1,652
Net Increase in Member's Capital Resulting from Operations	$781
Net Increase in Net Assets Resulting from Operations - Basic and Diluted (Note 8)	$25.88
Weighted Average Units Outstanding (Note 8)	30,180

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Statement of Changes in Member’s Capital

(In thousands, except unit and per unit data)

For the period from December 4, 2023 (inception) to
December 31, 2023
Net Increase (Decrease) in Member's Capital Resulting from Operations
Net investment income (loss)	$(871)
Net realized gains (losses) in investments	259
Net change in unrealized appreciation (depreciation)	1,393
Net increase (decrease) in member's capital resulting from operations	781

Distributions to Unitholders
Distributions declared	—
Net decrease in member's capital resulting from distributions to unitholders	—

Capital Transactions
Issuance of common units	80,998
Net increase in net assets from common unit transactions	80,998

Member's Capital
Total increase in member's capital during the period	81,779
Member's capital, beginning of period	1
Member's Capital at End of Period	$81,780

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Statement of Cash Flows

(In thousands, except unit and per unit data)

For the period from December 4, 2023 (inception) to
December 31, 2023
Operating Activities
Net increase in member's capital resulting from operations	$781
Adjustments to reconcile net increase in member's capital resulting from operations to net cash used in operating activities:
Net realized gains on investments	(259)
Net change in unrealized (appreciation) depreciation on investments	(1,393)
Net accretion of discount and amortization of premium	(42)
Amortization of deferred financing costs	36
Amortization of offering costs	47
Purchase of investments	(110,637)
Proceeds from sale of investments and principal repayments	5,443
Changes in assets and liabilities:
Interest receivable	(529)
Prepaid expenses and other assets	(331)
Interest payable	368
Due to Investment Adviser	943
Accrued expenses and other liabilities	431
Net Cash Used in Operating Activities	(105,142)
Financing Activities
Borrowings on debt	143,283
Repayments on debt	(76,989)
Financing costs paid and deferred	(2,589)
Proceeds from issuance of common units	80,998
Net Cash Provided by Financing Activities	144,703
Cash and Cash Equivalents and Restricted Cash
Net increase in cash and cash equivalents and restricted cash	39,561
Cash and cash equivalents and restricted cash, beginning of period	1
Cash and cash equivalents and restricted cash, end of period	$39,562

Supplemental Disclosure of Non-Cash Information
Cash paid for interest	$47
Accrued but unpaid debt financing costs	$262
Accrued but unpaid offering costs	$682

The following table presents cash and cash equivalents and restricted cash by category within the Consolidated Statement of Assets and Liabilities (in thousands):

As of December 31,
2023
Cash and cash equivalents	$39,094
Restricted cash	468
Cash and cash equivalents and restricted cash	$39,562

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Schedule of Investments

December 31, 2023

(In thousands, except unit and per unit data)

Portfolio Company	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal	Cost (2)	Fair Value (3)	% of Member's Capital	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Aerospace & Defense
Qnnect, LLC	First Lien Term Loan	S + 7.00%	11/2/2029	$1,281	$1,243	$1,275		8
Qnnect, LLC	First Lien Delayed Draw Term Loan	S + 7.00%	11/2/2029	159	51	141		5,8
				1,440	1,294	1,416	1.7%
Banking, Finance, Insurance, and Real Estate
Higginbotham Insurance Agency, Inc.	First Lien Delayed Draw Term Loan	S + 5.50%	11/24/2028	4,517	4,372	4,484		7
SG Acquisition, Inc.	First Lien Term Loan	S + 5.50%	1/27/2027	656	632	653		8
SitusAMC Holdings Corporation	First Lien Term Loan	S + 5.50%	12/22/2027	552	534	552		8
				5,725	5,538	5,689	7.0%
Capital Equipment
Dwyer Instruments, LLC	First Lien Term Loan	S + 5.75%	7/21/2027	898	885	880		8
Dwyer Instruments, LLC	First Lien Delayed Draw Term Loan	S + 5.75%	7/21/2027	2,127	2,095	2,084		8
Dwyer Instruments, LLC	First Lien Term Loan	S + 5.75%	7/21/2027	2,809	2,754	2,753		8
Dwyer Instruments, LLC	First Lien Delayed Draw Term Loan	S + 5.75%	7/21/2027	—	(32)	(65)		5
				5,834	5,702	5,652	6.9%
Chemicals, Plastic, & Rubber
ASP Meteor Acquisition Co. LLC	First Lien Term Loan	S + 7.00%	9/1/2029	2,558	2,444	2,475		7
ASP Meteor Acquisition Co. LLC	First Lien Delayed Draw Term Loan	S + 7.00%	9/1/2029	1,170	1,089	1,111		5,7
Aurora Plastics, LLC	First Lien Term Loan	S + 4.75%	8/10/2028	1,468	1,337	1,372		7
Aurora Plastics, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	8/10/2028	986	898	922		7
				6,182	5,768	5,880	7.2%
Healthcare & Pharmaceuticals
The GI Alliance Management, LLC	First Lien Term Loan	S + 6.25%	9/15/2028	6,164	6,043	6,103		8
PerkinElmer U.S. LLC	First Lien Term Loan	S + 6.75%	3/13/2029	6,689	6,458	6,689		7
Petvet Care Centers, LLC	First Lien Term Loan	S + 6.00%	11/15/2030	9,750	9,557	9,555		7
Petvet Care Centers, LLC	First Lien Delayed Draw Term Loan	S + 6.00%	11/15/2030	—	(13)	(25)		5
Petvet Care Centers, LLC	First Lien Revolver	S + 6.00%	11/15/2029	—	(3)	(3)		5
				22,603	22,042	22,319	27.3%
High Tech Industries
Brave Parent Holdings, Inc.	First Lien Term Loan	S + 5.00%	11/29/2030	9,435	9,342	9,341		7
Brave Parent Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 5.00%	11/29/2030	—	(8)	(11)		5
Brave Parent Holdings, Inc.	First Lien Revolver	S + 5.00%	11/29/2030	—	(2)	(2)		5
Enverus Holdings, Inc.	First Lien Term Loan	S + 5.50%	12/24/2029	7,461	7,350	7,349		7
Enverus Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 5.50%	12/24/2029	—	(3)	(6)		5
Enverus Holdings, Inc.	First Lien Revolver	S + 5.50%	12/24/2029	—	(2)	(2)		5
Netwrix Corporation	First Lien Term Loan	S + 5.00%	6/11/2029	2,138	2,059	2,058		6
Netwrix Corporation	First Lien Delayed Draw Term Loan	S + 5.00%	6/11/2029	—	(172)	(174)		5
Rally Buyer, Inc.	First Lien Term Loan	S + 5.75%	7/19/2028	5,412	5,332	5,385		8
Rally Buyer, Inc.	First Lien Delayed Draw Term Loan	S + 5.75%	7/19/2028	934	912	927		5,8
Redwood Services Group, LLC	First Lien Term Loan	S + 6.25%	6/15/2029	5,645	5,505	5,645		7
Redwood Services Group, LLC	First Lien Delayed Draw Term Loan	S + 6.25%	6/15/2029	1,392	1,357	1,392		7
				32,417	31,670	31,902	39.0%
Services: Business
Chartwell Cumming Holding Corporation	First Lien Term Loan	S + 5.75%	11/16/2027	6,773	6,506	6,671		7
Chartwell Cumming Holding Corporation	First Lien Delayed Draw Term Loan	S + 5.75%	11/16/2027	450	432	443		7
Foreside Financial Group, LLC	First Lien Term Loan	S + 5.50%	9/30/2027	54	52	54		8
Foreside Financial Group, LLC	First Lien Delayed Draw Term Loan	S + 5.50%	9/30/2027	—	(19)	—		5
IG Investments Holdings, LLC	First Lien Term Loan	S + 6.00%	9/22/2028	2,030	1,970	2,030		8
IG Investments Holdings, LLC	First Lien Term Loan	S + 6.00%	9/22/2028	75	72	75		8
The NPD Group L.P.	First Lien Term Loan	S + 5.75%	12/1/2028	6,987	6,797	6,987		7
				16,369	15,810	16,260	19.9%
Transportation: Cargo
Capstone Acquisition Holdings, Inc.	First Lien Term Loan	S + 4.75%	11/12/2027	656	617	656		7
Capstone Acquisition Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 4.75%	11/12/2027	564	530	564		7
Seko Global Logistics Network, LLC	First Lien Term Loan	S + 5.00%	12/30/2026	592	569	571		6
Seko Global Logistics Network, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	12/30/2026	6,400	6,150	6,176		6
				8,212	7,866	7,967	9.7%
Wholesale
Blackbird Purchaser, Inc.	First Lien Term Loan	S + 5.50%	12/19/2030	10,047	9,847	9,846		8
Blackbird Purchaser, Inc.	First Lien Delayed Draw Term Loan	S + 5.50%	12/19/2030	—	(39)	(40)		5
Blackbird Purchaser, Inc.	First Lien Revolver	S + 5.50%	12/19/2029	—	(3)	(3)		5
				10,047	9,805	9,803	12.0%
Total non-controlled-non-affiliated portfolio company debt investments (9)				$108,829	$105,495	$106,888	130.7%

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Schedule of Investments - Continued

(In thousands, except unit and per unit data)

(1)
Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the Secured Overnight Financing Rate ("SOFR" or "S") or an alternate base rate (which can include the federal funds effective rate or the prime rate), at the borrower's option, and which reset periodically based on the terms of the loan agreement. SOFR based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread. The terms in the Consolidated Schedule of Investments disclose the actual interest rate in effect as of the reporting period.
(2)
Cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)
These investments were valued using unobservable inputs and are considered Level 3 investments.
(4)
Unless otherwise indicated, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company's outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company. As of December 31, 2023, all of the Company's investments were non-controlled, non-affiliated.
(5)
All or a portion of the position is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. For investments in delayed draw term loans and revolvers, the cost basis is adjusted for any market discount or original issue discount received on the total balance committed. As a result, the purchase of commitments not fully funded may result in a negative cost and fair value until funded. See below for more information on the Company's unfunded commitments:

The following table is a listing of the Company’s unfunded commitments as of December 31, 2023 (in thousands):

Portfolio Company	Investment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value (3)
ASP Meteor Acquisition Co. LLC	First Lien Delayed Draw Term Loan	9/1/2024	$646	$(21)
Blackbird Purchaser, Inc.	First Lien Delayed Draw Term Loan	12/19/2025	1,983	(40)
Blackbird Purchaser, Inc.	First Lien Revolver	12/19/2029	152	(3)
Brave Parent Holdings, Inc.	First Lien Delayed Draw Term Loan	5/28/2025	1,072	(11)
Brave Parent Holdings, Inc.	First Lien Revolver	11/29/2030	152	(2)
Dwyer Instruments, LLC	First Lien Delayed Draw Term Loan	12/22/2025	3,275	(66)
Enverus Holdings, Inc.	First Lien Delayed Draw Term Loan	12/22/2025	373	(6)
Enverus Holdings, Inc.	First Lien Revolver	12/24/2029	152	(2)
Foreside Financial Group, LLC	First Lien Delayed Draw Term Loan	5/26/2024	704	—
Netwrix Corporation	First Lien Delayed Draw Term Loan	6/9/2024	4,654	(175)
Petvet Care Centers, LLC	First Lien Delayed Draw Term Loan	11/17/2025	1,272	(25)
Petvet Care Centers, LLC	First Lien Revolver	11/15/2029	152	(3)
Qnnect, LLC	First Lien Delayed Draw Term Loan	11/1/2024	3,480	(17)
Rally Buyer, Inc.	First Lien Delayed Draw Term Loan	7/19/2024	539	(3)
Total Unfunded Portfolio Company Commitments			$18,606	$(374)

(6)
The interest rate on these loans is subject to 6-month SOFR, which as of December 31, 2023 was 5.16%.
(7)
The interest rate on these loans is subject to 1-month SOFR, which as of December 31, 2023 was 5.35%.
(8)
The interest rate on these loans is subject to 3-month SOFR, which as of December 31, 2023 was 5.33%.
(9)
All funded debt investments are income producing. As of December 31, 2023, there were no investments on non-accrual.

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Notes to Consolidated Financial Statements

(In thousands, except unit and per unit data)

Note 1. Organization

Organization

Senior Credit Investments, LLC (the “Company,” “we,” and “our”) was formed as a Delaware limited liability company on December 8, 2022. The Company is a private, perpetually offered, externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). The Company also intends to elect to be treated, and expects to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

Our investment objective is to generate both current income and capital appreciation by investing primarily in senior secured loans to U.S. companies in the upper middle market. We generally use the term “upper middle market” to refer to large companies with annual earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA,” greater than $75 million.

Jefferies Credit Management LLC (the “Investment Adviser”), an investment adviser that is registered with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), is our investment adviser. The Investment Adviser, subject to the overall supervision of our Board of Directors, will manage our day-to-day operations and provide investment advisory and management services to the Company.

Our fiscal year ends on December 31. The Company completed its acquisition of initial loans and commitments on December 4, 2023 (“inception”).

Note 2. Significant Accounting Policies

The following is a summary of the significant accounting and reporting policies used in preparing the consolidated financial statements.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) pursuant to the requirements of Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 946, Financial Services — Investment Companies (“ASC 946”), and Article 6 of Regulation S-X. In the opinion of management, all adjustments considered necessary for the fair statement of the consolidated financial statements for the periods presented, have been included.

Use of Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income, expenses, gains and losses during the reported periods. Changes in the economic environment, financial markets, credit worthiness of our portfolio companies and any other parameters used in determining these estimates could cause actual results to differ materially.

Consolidation

As provided under ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company.

As of December 31, 2023, the Company's consolidated subsidiaries were SCI BDC SPV I LLC and SCI BDC SPV II LLC, which were both wholly-owned. The consolidated financial statements include the accounts of the Company as well as these subsidiaries. All intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents and Restricted Cash

Cash equivalents include highly liquid investments, including money market funds, not held for resale with original maturities of three months or less. The Company deems that certain money market funds, U.S. Treasury bills, repurchase agreements, and other high-quality, short-term debt securities would qualify as cash equivalents.

Restricted cash represents the amount of principal and interest collections received as well as amounts in reserve to fund draws on our credit facility that are all held at SCI BDC SPV I LLC.

Cash and cash equivalents and restricted cash are carried at cost, which approximates fair value. Cash and cash equivalents held as of December 31, 2023 was $39.1 million. Restricted cash held as of December 31, 2023 was $0.5 million.

Investments Transactions

Investments are recognized when we assume an obligation to acquire a financial instrument and assume the risks for gains and losses related to that instrument. Investments are derecognized when we assume an obligation to sell a financial instrument and forego the risks for gains or losses related to that instrument. Specifically, we record all security transactions on a trade date basis. Amounts for investments recognized or derecognized but not yet settled are reported as a receivable for investments sold and a payable for investments purchased, respectively, in the Consolidated Statement of Assets and Liabilities.

SENIOR CREDIT INVESTMENTS, LLC

Notes to Consolidated Financial Statements-continued

(In thousands, except unit and per unit data)

Fair Value Measurements

The Company applies ASC Topic 820, Fair Value Measurements (“ASC 820”), as amended, which establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is a market-based measurement, not an entity specific measurement. For some assets and liabilities, observable market transactions or market information might be available data. For other assets and liabilities, observable market transactions and market information might not be available. However, the objective of a fair value measurement in both cases is the same—to estimate the price when an orderly transaction to sell the asset or transfer the liability would take place between market participants at the measurement date under current market conditions (that is, an exit price at the measurement date from the perspective of a market participant that holds the asset or owes the liability).

ASC 820 establishes a hierarchal disclosure framework which ranks the observability of inputs used in measuring financial instruments at fair value. The observability of inputs is impacted by a number of factors, including the type of financial instruments and their specific characteristics. Financial instruments with readily available quoted prices, or for which fair value can be measured from quoted prices in active markets, generally will have a higher degree of market price observability and a lesser degree of judgment applied in determining fair value. The levels used for classifying investments are not necessarily an indication of the risk associated with investing in these securities.

The three-level hierarchy for fair value measurement is defined as follows:

Level 1: inputs to the valuation methodology are quoted prices available in active markets for identical instruments as of the reporting date. The types of financial instruments included in Level 1 include unrestricted securities, including equities and derivatives, listed in active markets.

Level 2: inputs to the valuation methodology are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date. The type of financial instruments in this category includes less liquid and restricted securities listed in active markets, securities traded in other than active markets, government and agency securities, and certain over-the-counter derivatives where the fair value is based on observable inputs.

Level 3: inputs to the valuation methodology are unobservable and significant to overall fair value measurement. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are included in this category include investments in privately held entities and certain over-the-counter derivatives where the fair value is based on unobservable inputs.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the determination of which category within the fair value hierarchy is appropriate for any given financial instrument is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and considers factors specific to the financial instrument.

Investment Valuation Process

The Board of Directors has designated the Investment Adviser as its "Valuation Designee" pursuant to Rule 2a-5 under the Investment Company Act, and in that role, the Investment Adviser is responsible for performing fair value determinations relating to all of the Company's investments, including periodically assessing and managing any material valuation risks and establishing and applying fair value methodologies, in accordance with valuation policies and procedures that have been approved by the Company's Board of Directors. Even though the Company's Board of Directors designated the Company's Investment Adviser as "Valuation Designee," the Company's Board of Directors continues to be responsible for overseeing the processes for determining fair valuation.

The majority of our investments fall within Level 3 of the fair value hierarchy, and as such, there is not readily available market values for most of the investments in our portfolio, and we value such investments at fair value as determined in good faith by the Valuation Designee under the direction of the Board of Directors using a documented valuation policy, described below, and a consistently applied valuation process. The factors that may be taken into account in pricing the investments at fair value include, as relevant, the nature and realizable value of any collateral, the Portfolio Company’s ability to make payments and its earnings and discounted cash flow, and the markets in which the Portfolio Company does business, comparison to publicly traded securities and other relevant factors. Available current market data are considered such as applicable market yields and multiples of publicly traded securities, comparison of financial ratios of peer companies, and changes in the interest rate environment and the credit markets that may affect the price at which similar investments would trade in their principal market, and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Valuation Designee will consider the pricing indicated by the external event to corroborate or revise its valuation.

With respect to investments for which market quotations are not readily available, or for which market quotations are deemed not reflective of the fair value, the valuation procedures adopted by our Board of Directors contemplates a multi-step valuation process each quarter, as described below:

(1)
Our quarterly valuation process begins with each Portfolio Company or investment being initially valued by the investment professionals of our Investment Adviser, the Valuation Designee, responsible for the Portfolio Company or investment;
(2)
We engage an independent valuation firm (the “Independent Valuation Adviser”) to provide independent valuations of the investments for which market quotations are not readily available, or are readily available but deemed not reflective of the fair value of an investment. The Independent Valuation Adviser independently values such investments using quantitative and qualitative information provided by the investment professionals of our Investment Adviser as well as any market quotations obtained from independent pricing services, brokers, dealers or market dealers. The Independent Valuation Adviser also provides analyses to support their valuation methodology and calculations. The Independent Valuation Adviser provides an opinion on a final range of values on such investments to the Valuation

SENIOR CREDIT INVESTMENTS, LLC

Notes to Consolidated Financial Statements-continued

(In thousands, except unit and per unit data)

Designee. The Independent Valuation Adviser defines fair value in accordance with ASC 820 and utilizes valuation techniques including the market approach, the income approach or both;
(3)
The Independent Valuation Adviser’s preliminary valuations are reviewed by our Investment Adviser, in its capacity as the Valuation Designee. The Independent Valuation Adviser’s ranges are compared to our Investment Adviser’s valuations to ensure our Investment Adviser’s valuations are reasonable;
(4)
The Valuation Designee determines the valuations of our investments in good faith, within the meaning of the Investment Company Act, based on the input of the Independent Valuation Adviser, and provide the valuation determinations to the Audit Committee of the Board of Directors;
(5)
The Audit Committee of our Board of Directors will review valuation information provided by the Valuation Designee and the Independent Valuation Adviser. The Audit Committee then will discuss such valuation determinations; and
(6)
Our Board of Directors will further discuss the valuation determinations of the Valuation Designee, based on the input of the Independent Valuation Adviser.

Valuation of Other Financial Assets and Financial Liabilities

ASC 825, Financial Instruments, permits an entity to choose, at specified election dates, to measure certain assets and liabilities at fair value (the “Fair Value Option”). We have not elected the Fair Value Option to report selected financial assets and financial liabilities. Debt issued by the Company is reported at amortized cost (see Note 6 to the consolidated financial statements). The carrying value of all other financial assets and liabilities approximates fair value due to their short maturities or their close proximity of the originations to the measurement date.

Realized Gains or Losses

Security transactions are accounted for on a trade date basis. Realized gains or losses on investments are calculated by using the specific identification method. Securities that have been called by the issuer are recorded at the call price on the call effective date.

Investment Income Recognition

Interest Income

Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any.

PIK Income

The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Company’s statement of operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to unitholders in the form of dividends, even though the Company has not yet collected cash. During the period from December 4, 2023 (inception) to December 31, 2023, there were no loans generating PIK.

Fee Income

The Company may receive various fees in the ordinary course of business such as structuring, consent, waiver, amendment, syndication fees as well as fees for managerial assistance rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered.

Non-Accrual Income

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2023, there were no loans placed on non-accrual status.

SENIOR CREDIT INVESTMENTS, LLC

Notes to Consolidated Financial Statements-continued

(In thousands, except unit and per unit data)

Expenses

Expenses include management fees, performance-based incentive fees, interest expense, insurance expenses, administrative service fees, legal fees, Board of Directors’ fees, audit and tax service expenses, third-party valuation fees and other general and administrative expenses. Expenses are recognized on an accrual basis.

Organization Costs

Costs associated with the organization of the Company were expensed as incurred. These expenses consisted primarily of legal fees and other costs of organizing the Company.

Offering Costs

Costs associated with the offering of the Company’s units are capitalized as “deferred offering costs” on the Consolidated Statement of Assets and Liabilities and amortized on a straight-line basis over a twelve-month period from incurrence. These expenses consist primarily of legal fees and other costs incurred in connection with the Company’s continuous offering.

Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. These expenses are deferred and amortized into interest expense over the life of the related debt instrument using the straight-line method. Deferred financing costs related to revolving credit facilities are presented separately as an asset on the Company’s Consolidated Statement of Assets and Liabilities.

Administration Agreement

On October 27, 2023, the Company entered into an administration agreement (the “Administration Agreement”), under which an administrator is responsible for providing various accounting and administrative services to us. In particular, pursuant to the Administration Agreement, the administrator is responsible for providing or overseeing the performance of required administrative services and professional services rendered by others, which includes (but not be limited to), accounting, payment of the Company’s expenses, legal, compliance, operations, technology and investor relations, preparation and filing of the Company’s tax returns, and preparation of financial reports provided to the Company’s unitholders and filed with the SEC.

Distributions

Distributions to common unitholders are recorded on the record date. The amount to be paid out as a distribution is determined by the Board of Directors and will depend on the Company's earnings, financial condition, maintenance of our tax treatment as a RIC, compliance with applicable BDC regulations and such factors as the Board may deem relevant from time to time. No distributions were paid for the period from December 4, 2023 (inception) to December 31, 2023.

Unit Repurchases

In connection with the Company’s unit repurchase programs, the cost of units repurchased is charged to member’s capital on the trade date. There were no unit repurchases during the period from December 4, 2023 (inception) to December 31, 2023.

Federal and State Income Taxes

We intend to be treated as a RIC under the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Company must (among other requirements) meet certain source-of-income and asset diversification requirements and timely distribute to its unitholders at least 90% of its investment company taxable income as defined by the Code, for each year. The Company (among other requirements) intends to make the requisite distributions to its unitholders, which will generally relieve the Company from corporate-level income taxes. For income tax purposes, distributions made to unitholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions paid to unitholders may include return of capital, however, the exact amount cannot be determined until we file Form 1099s. The character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to unitholder dividend and distributions and other permanent book and tax difference are reclassified to Common units on the Consolidated Statement of Assets and Liabilities.

If we do not distribute (or are not deemed to have distributed) at least 98% of our annual ordinary income for the calendar year and 98.2% of our capital gain net income for the 1-year period ending on October 31 in that calendar year, we will generally be required to pay excise tax equal to 4% of the amount by which 98% of our annual ordinary income and 98.2% of our capital gains exceed the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated undistributed taxable income.

If we fail to satisfy the annual distribution requirement or otherwise fail to qualify as a RIC in any taxable year, we would be subject to tax on all of our taxable income at regular corporate rates. Distribution would generally be taxable to our individual and other non-corporate taxable unitholders as ordinary dividend income eligible for the reduced maximum rate applicable to qualified dividend income to the extent of our current and accumulated earnings and profits provided certain holding period and other requirements are met. Subject to certain limitation under the Code, corporate distributions

SENIOR CREDIT INVESTMENTS, LLC

Notes to Consolidated Financial Statements-continued

(In thousands, except unit and per unit data)

would be eligible for the dividend-received deduction. To qualify again to be taxed as a RIC in a subsequent year, we would be required to distribute to our unitholders our accumulated earnings and profits attributable to non-RIC years. In addition, if we failed to qualify as a RIC for a period greater than two taxable years, then, in order to qualify as a RIC in a subsequent year, we would be required to elect to recognize and pay tax on any net built-in gain (the excess of aggregate gain, including items of income, over aggregate loss that would have been realized if we had been liquidated) or, alternatively, be subject to taxation on such built-in gain recognized for a period of five years.

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how unrecognized tax benefits should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other operating expenses in the consolidated financial statements. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. The Company’s federal tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed.

Note 3. Agreements and Related Party Transactions

Investment Advisory Agreement

On September 25, 2023, the Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) between the Company and the Investment Adviser. The Investment Adviser, subject to the overall supervision of the Board of Directors, manages our day-to-day operations and provides investment advisory and management services to the Company. The Investment Adviser is an indirect subsidiary of Jefferies Finance LLC (“JFIN”), a Delaware limited liability company, and a registered investment adviser under the Advisers Act. JFIN is wholly-owned by JFIN Parent LLC, which is a joint venture between (i) Jefferies Financial Group Inc. (a publicly traded company and the parent company for Jefferies LLC, a global securities and investment banking firm), and (ii) Massachusetts Mutual Life Insurance Company. The Investment Adviser, together with JFIN and its subsidiaries are referred to herein collectively as “Jefferies Finance.”

The Investment Advisory Agreement is effective for an initial two-year term and thereafter will continue for successive annual periods provided that such continuance is specifically approved annually by a majority of the Board of Directors or by the holders of a majority of the Company’s outstanding voting securities and, in each case, a majority of the independent directors. The Investment Advisory Agreement may, on 60 days’ written notice to the other party, be terminated in its entirety at any time without the payment of any penalty, by our Board of Directors, or by vote of a majority of our outstanding voting securities, on the one hand, or by the Investment Adviser, on the other hand. The Investment Advisory Agreement will automatically terminate in the event of its assignment within the meaning of the Investment Company Act and related SEC guidance and interpretations.

The Company will pay the Investment Adviser a fee for its services under the Investment Advisory Agreement consisting of two components: a management fee and an incentive fee. The cost of both the management fee and the incentive fee is subject to the Fee Waiver (defined below).

Management Fee

The management fee will be payable quarterly in arrears at an annual rate of 1.25% of our net assets. The management fee will be calculated based on the average value of our net assets at the end of the most recently completed calendar quarter. Management fees for our first quarter of operations was appropriately prorated. Net assets means the Company’s total assets less liabilities determined on a consolidated basis in accordance with U.S. GAAP.

Incentive Fee

The incentive fee will consist of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of our income and a portion is based on a percentage of our capital gains, each as described below.

(1) Incentive Fee Based on Income

The portion of the incentive fee that is based on a percentage of our income is based on Pre-Incentive Fee Net Investment Income Returns. “Pre-Incentive Fee Net Investment Income Returns” means, as the context requires, either the dollar value of, or percentage rate of return on the value of our net assets at the end of the immediate preceding quarter from, interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses accrued for the quarter (including the management fee, expenses payable under an administration agreement with our administrator, and any interest expense or fees on any credit facilities, but excluding the incentive fee and any unitholder servicing and/or distribution fees).

Pre-Incentive Fee Net Investment Income Returns include, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The impact of expense support payments and recoupments are also excluded from Pre-Incentive Fee Net Investment Income Returns.

Pre-Incentive Fee Net Investment Income Returns, expressed as a rate of return on the value of our net assets at the end of the immediate preceding quarter, is compared to a “hurdle rate” of return of 1.75% per quarter (7.0% annualized).

SENIOR CREDIT INVESTMENTS, LLC

Notes to Consolidated Financial Statements-continued

(In thousands, except unit and per unit data)

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
•
100% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns with respect to that portion of such Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds the hurdle rate but is less than a rate of return of 2.00% (8.00% annualized). We refer to this portion of our Pre-Incentive Fee Net Investment Income Returns (which exceeds the hurdle rate but is less than 2.00%) as the “catch-up.” The “catch-up” is meant to provide the Investment Adviser with approximately 12.5% of our Pre-Incentive Fee Net Investment Income Returns as if a hurdle rate did not apply if this net investment income exceeds 2.00% in any calendar quarter; and
•
12.5% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns, if any, that exceed a rate of return of 2.00% (8.00% annualized). This reflects that once the hurdle rate is reached and the catch-up is achieved, 12.5% of all Pre-Incentive Fee Net Investment Income Returns thereafter are allocated to the Investment Adviser.

These calculations are prorated for any period of less than three months and adjusted for any units issued or repurchased during the relevant quarter.

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

Fee Waiver Agreement

The Investment Adviser has contractually agreed to waive the management fee and the incentive fee for the one-year period following the initial closing (the “Fee Waiver”), unless sooner terminated by (a) the vote of a majority of our Independent Directors and (b) by a vote of a majority of our Board of Directors, or of a majority of our outstanding voting securities, as defined in the Investment Company Act. Notwithstanding the foregoing, the Investment Adviser has contractually agreed that the waiver of the management fee and the incentive fee may not be modified or terminated unless approved by a vote of a majority of our voting securities, as defined in the Investment Company Act. Amounts waived pursuant to the Fee Waiver will not be subject to any right of future recoupment in favor of the Investment Adviser.

For the period from December 4, 2023 (inception) to December 31, 2023, the Company recognized $0.1 million of management fees, and $0.2 million of incentive fees before the impact of waived fees. For the period from December 4, 2023 (inception) to December 31, 2023, $0.1 million of management fees were waived, and $0.2 million of incentive fees were waived.

As of December 31, 2023, management and incentive fees payable were $0.

Co-Investment Exemptive Relief

Together with the Investment Adviser, we received an exemptive order from the SEC that permits us to participate in co-investment transactions with certain affiliates of the Investment Adviser and certain funds managed and controlled by the Investment Adviser and its affiliates in transactions that involve the negotiation of certain terms of the securities or loans to be purchased (in addition to price-related terms), subject to certain terms and conditions. Co-investment transactions involving the negotiation of only price-related term will be entered into in reliance on SEC staff no-action letters. We intend to co-invest, from time to time, with other Accounts (as defined below) (including co-investment or other vehicles in which the Investment Adviser or its personnel invest and that co-invest with such other Accounts) in portfolio investments that are suitable for both the Company and such other Accounts. “Accounts” means Jefferies Finance’s own accounts, accounts of Jefferies Finance’s clients, including separately managed accounts (or separate accounts), pooled investment vehicles and collateralized loan obligations that are sponsored, managed or advised by Jefferies Finance or other Affiliate Investment Advisers (as defined below). “Affiliate Investment Advisers” means Accounts advised by our Investment Adviser or investment advisers that are affiliated with us. Even if the Company and such other Accounts invest in the same securities, conflicts of interest may still arise. For example, it is possible that as a result of legal, tax, political, regulatory, accounting or other considerations, the terms of such investment (including with respect to price and timing) for the Company and/or such other Accounts may not be the same. Additionally, the Company and/or such

SENIOR CREDIT INVESTMENTS, LLC

Notes to Consolidated Financial Statements-continued

(In thousands, except unit and per unit data)

other Accounts may have different expected termination dates and/or investment objectives (including target return profiles) and the Investment Adviser, as a result, may have conflicting goals with respect to the price and timing of disposition opportunities.

We, together with the other entities relying on the entities relying on the exemptive relief, have applied for an amendment to such order to amend the term, “Follow-On Investment,” consistent with the temporary relief granted by the SEC on April 8, 2020.

JFIN Bridge Loan Agreement

On December 4, 2023, the Company entered into a loan agreement (the “Bridge Facility”) with the Company as the borrower and JFIN as the lender. Under the Bridge Facility, JFIN loaned the Company an aggregate principal amount of $71.7 million. Such principal amount and interest accrued thereon was repaid in its entirety on December 7, 2023, and the Bridge Facility was subsequently terminated.

Warehouse Portfolio Transaction

On December 4, 2023, the Company acquired an initial portfolio of loans and commitments for $71.7 million pursuant to a sale and contribution agreement, dated June 30, 2023, by and among the Company and JFIN and certain of its wholly-owned subsidiaries.

JFIN Investment

On March 3, 2023, Jefferies Credit Partners LLC, an affiliate of the Investment Adviser, purchased 1,000 common units for $1,000.

Due to Investment Adviser

Prior to the commencement of operations on December 7, 2023, the Investment Adviser bore all organization and offering expenses in connection with the formation of the Company and the initial closing of the private offering. Following the commencement of operations, the Company will reimburse the Investment Adviser for these organization and offering costs up to a maximum aggregate amount of $1.5 million. The Due to Investment Adviser of approximately $1.6 million in the Consolidated Statement of Assets and Liabilities includes primarily the reimbursement amount owed for organization and offering costs.

Note 4. Investments

The composition of the Company’s investment portfolio at cost and fair value was as follows as of December 31, 2023 (in thousands):

	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt (1)	$105,495	$106,888	100.0%
Total	$105,495	$106,888	100.0%
(1)
First lien debt consists of first lien term loans, first lien delayed draw term loans and first lien revolvers.

The industry composition of investments at amortized cost and fair value was as follows (in thousands):

	December 31, 2023
	Investments at Amortized Cost	% of Investments at Amortized Cost	Investments at Fair Value	% of Investments at Fair Value
High Tech Industries	$31,670	30.0%	$31,902	29.8%
Healthcare & Pharmaceuticals	22,042	20.9%	22,319	20.9%
Services: Business	15,810	15.0%	16,260	15.2%
Wholesale	9,805	9.3%	9,804	9.2%
Transportation: Cargo	7,866	7.5%	7,967	7.5%
Chemicals, Plastics, and Rubber	5,768	5.5%	5,880	5.5%
Capital Equipment	5,702	5.4%	5,651	5.3%
Banking, Finance, Insurance and Real Estate	5,538	5.2%	5,689	5.3%
Aerospace & Defense	1,294	1.2%	1,416	1.3%
Total	$105,495	100.0%	$106,888	100.0%

The geographic composition of investments at cost and fair value was as follows (in thousands):

	December 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$105,495	$106,888	100.0%	130.7%
Total	$105,495	$106,888	100.0%	130.7%

As of December 31, 2023, there were no investments in the portfolio on non-accrual status.

SENIOR CREDIT INVESTMENTS, LLC

Notes to Consolidated Financial Statements-continued

(In thousands, except unit and per unit data)

As of December 31, 2023, on a fair value basis, 100.0% of debt investments bore interest at a variable rate that may be determined by reference to either the SOFR or an alternative base rate.

Note 5. Fair Value Measurements

The following table presents the fair value of investments as of December 31, 2023, disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820 (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First Lien Debt (1)	$—	$—	$106,888	$106,888
Total	$—	$—	$106,888	$106,888
(1)
First lien debt consists of first lien term loans, first lien delayed draw term loans and first lien revolvers.

The following table presents change in the fair value of investments for which Level 3 inputs were used to determine fair value for the period from December 4, 2023 (inception) to December 31, 2023 (in thousands):

	First Lien Debt	Total
Fair value, beginning of period	$—	$—
Purchases of investments	110,637	110,637
Proceeds from principal repayments and sales of investments	(5,443)	(5,443)
Accretion of discount/amortization of premium	42	42
Net realized gain	259	259
Net change in unrealized appreciation	1,393	1,393
Fair value, end of period	$106,888	$106,888
Net change in unrealized appreciation related to financial instruments still held as of December 31, 2023	$1,393	$1,393

Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the period from December 4, 2023 (inception) to December 31, 2023, there were no transfers into or out of Level 3.

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	December 31, 2023
				Range
	Fair Value (in thousands)	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in first lien debt	$106,888	Yield analysis	Discount rate	8.6%	11.9%	9.7%
(1)
Weighted averages are calculated based on fair value of investments.

The significant unobservable input used in the yield analysis is the discount rate based on comparable market yields. Significant increases or decreases in discount rates would result in a significantly lower or higher fair value measurement.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Additionally, the fair value of the Company’s investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that the Company may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If the Company was required to liquidate a portfolio investment in a forced or liquidation sale, it could realize significantly less than the value at which the Company has recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized appreciation or depreciation reflected in the valuations currently assigned.

Note 6. Debt

In accordance with the Investment Company Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 150% after such borrowing. As of December 31, 2023, the Company’s asset coverage was 223.4%.

SENIOR CREDIT INVESTMENTS, LLC

Notes to Consolidated Financial Statements-continued

(In thousands, except unit and per unit data)

The Company’s outstanding debt obligations were as follows (in thousands):

	December 31, 2023
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Fair Value (3)	Unused Portion (1)	Amount Available (2)
Senior Secured Credit Facility	$200,000	$66,294	$66,294	$65,631	$133,706	$79
Total Debt Obligations	$200,000	$66,294	$66,294	$65,631	$133,706	$79

(1)
The unused portion is the amount upon which commitment fees, if any, are based.
(2)
The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)
The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of December 31, 2023. The valuation is based on a yield analysis and discount rate.

The following table summarizes the average and maximum debt outstanding, and the interest and debt issuance cost for the period from December 4, 2023 (inception) to December 31, 2023 (in thousands):

For the period from December 4, 2023 (inception) to
December 31, 2023
Average debt outstanding	$60,753
Maximum amount of debt outstanding	$71,713

Weighted average annualized interest cost (1)	8.90%
Annualized amortized debt issuance cost	0.23%
Total annualized interest cost	9.13%

Average 1-month SOFR rate	5.38%

(1)
Includes the stated interest expense and commitment fees on the unused portion of the Senior Secured Credit Facility. Commitment fees for the period from December 4, 2023 (inception) to December 31, 2023 were less than $0.1 million.

The components of interest expense were as follows (in thousands):

For the period from December 4, 2023 (inception) to
December 31, 2023
Borrowing interest expense	$366
Facility unused fees	49
Amortization of financing costs and debt issuance costs	36
Total interest expense	$451

Senior Secured Credit Facility

On December 7, 2023, the Company’s wholly owned, consolidated subsidiary, SCI BDC SPV I LLC (the “SPV”), entered into a loan and security agreement (the “Senior Secured Credit Facility”), with the SPV as borrower, JPMorgan Chase Bank, National Association, as the administrative agent, the lenders from time to time parties thereto (the “Lenders”), the Company as the portfolio manager, and The Bank of New York Mellon Trust Company, National Association, as the collateral administrator, the collateral agent and securities intermediary.

The aggregate lender commitments under the Senior Secured Credit Facility are $200 million with an additional $200 million committed beginning 12 months from the effective date, and an uncommitted accordion feature that would allow the SPV to borrow up to an additional $100 million. The Senior Secured Credit Facility matures on December 7, 2028, unless there is an earlier termination or an acceleration following an event of default. In connection with the Senior Secured Credit Facility, the Company has also entered into an equity commitment letter with the SPV, for the benefit of the Lenders, pursuant to which the Company may be required to contribute cash proceeds to the SPV upon the occurrence of a “Market Value Event” or an “Event of Default.”

Borrowings under the Senior Secured Credit Facility will bear interest at Term SOFR or a Base Rate, in each case plus an applicable margin equal to 2.70% for borrowings that reference Term SOFR and 1.70% for borrowings that reference the Base Rate. The Company will also pay a fee of 0.50% on average daily undrawn amounts under the Senior Secured Credit Facility for the first 12 months from the effective date, 0.65% from December 8, 2024 through June 7, 2025, and 0.75% thereafter.

SENIOR CREDIT INVESTMENTS, LLC

Notes to Consolidated Financial Statements-continued

(In thousands, except unit and per unit data)

The Senior Secured Credit Facility is secured by all of the SPV’s assets. The SPV assets and credit are not available to satisfy debts and obligations of Senior Credit Investments LLC. Assets and liabilities of the SPV as of December 31, 2023 are as follows (in thousands):

December 31, 2023
Assets
Investments at fair value (1)	$106,898
Restricted cash	468
Interest receivable	485
Deferred financing costs	2,561
Prepaid expenses and other assets	119
Total assets	$110,531

Liabilities
Debt	$66,294
Interest payable	368
Accrued expenses and other liabilities	22
Total liabilities	$66,684

(1)
Investments at fair value do not include certain delayed draw terms loans which are held at Senior Credit Investments, LLC.

Both the SPV and the Company have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. As of December 31, 2023, the Company was in compliance with all covenants and other requirements of the Senior Secured Credit Facility.

JFIN Bridge Loan Agreement

On December 4, 2023, the Company entered into the Bridge Facility with the Company as the borrower and JFIN as the lender, under which JFIN loaned the Company an aggregate principal amount of $71.7 million. Such principal amount and interest accrued was repaid in its entirety on December 7, 2023, and the Bridge Facility was subsequently terminated.

Note 7. Member’s Capital

Under the terms of our limited liability agreement, the Company is authorized to issue up to 1,000,000,000 common units.

On March 3, 2023, Jefferies Credit Partners LLC, an affiliate of the Investment Adviser, purchased 1,000 common units of the Company for $1,000. Our common units will be issued by us on a continuous basis at a price per unit generally equal to our next calculated net asset value (“NAV”) per unit.

Investors who make a commitment to purchase our common units, are required to complete, execute and deliver a subscription agreement (“Subscription Agreement”). Under the terms of the Subscription Agreements, investors are generally required to fund drawdowns to purchase the Company’s common units up to the amount of their respective commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors.

The following table summarizes the total common units issued and proceeds received related to the Company’s capital drawdowns for the period from December 4, 2023 (inception) to December 31, 2023 (in thousands, except unit amounts):

Unit Issuance Date	Number of Units Issued	Aggregate Proceeds
December 7, 2023	29,958	$55,998
December 27, 2023	13,618	25,000
Total	43,576	$80,998

The following table summarizes transactions in common units of beneficial interest during the period from December 4, 2023 (inception) to December 31, 2023 (in thousands, except unit amounts):

	For the period from December 4, 2023 (inception) to December 31, 2023
	Units	Amount
Proceeds from units sold	43,576	$80,998
Total net increase	43,576	$80,998

SENIOR CREDIT INVESTMENTS, LLC

Notes to Consolidated Financial Statements-continued

(In thousands, except unit and per unit data)

Net Asset Value per Unit and Offering Price

The Company determines NAV for each class of unit as of the last day of each calendar month. Units are issued at an offering price equivalent to the most recent NAV per unit available, which will be the prior calendar day NAV per unit. The following table summarizes each month-end NAV per unit during the period from December 4, 2023 (inception) to December 31, 2023:

For the Month Ended	NAV Per Unit
December 31, 2023	$1,834.62

Distributions

The Board authorizes and declares distribution amounts per unit. There were no distributions declared during the period from December 4, 2023 (inception) to December 31, 2023:

Dividend Reinvestment Plan

We have adopted a dividend reinvestment plan, pursuant to which we will reinvest all cash dividends or other distributions authorized by the Board of Directors and declared by the Company on behalf of unitholders who affirmatively elect to reinvest their dividends or other distributions. As a result, if the Board of Directors authorizes, and we declare, a cash dividend or other distribution, then unitholders who have elected to participate in our dividend reinvestment plan will have their cash distributions automatically reinvested in additional common units, rather than receiving the cash dividend or other distribution. Distributions on fractional shares will be credited to each participating unitholder’s account to three decimal places.

Note 8. Net Increase in Net Assets Per Unit

The following sets forth the computation of basic and diluted earnings per unit (in thousands, except unit and per unit data):

For the period from December 4, 2023 (inception) to
December 31, 2023
Net increase in member's capital resulting from operations	$781
Weighted average units outstanding	30,180
Net increase in net assets per unit resulting from operations - basic and diluted	$25.88

Diluted net increase in net assets per unit resulting from operations is equal to basic net increase in net assets per unit resulting from operations because there were no common unit equivalents outstanding during the period presented.

Note 9. Commitments and Contingencies

The Company has various commitments to fund various revolving and first lien senior secured delayed draw loans. As of December 31, 2023, the total unfunded commitments was $18.6 million.

The Company has entered into an equity commitment letter with the SPV, in connection with the Company’s Senior Secured Credit Facility. See Note 6 to the consolidated financial statements for additional information.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At December 31, 2023, management is not aware of any pending or threatened material litigation.

Note 10. Tax Information

For income tax purposes, distributions made to unitholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The final determination of the tax character of distributions will not be made until we file our tax return for each tax year and the tax characteristics of all distributions will be reported to unitholders on Form 1099 after the end of each calendar year. For the tax year ended December 31, 2023, no distributions were paid to unitholders.

Taxable income generally differs from net increase in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as unrealized appreciation or depreciation are generally not included in taxable income until they are realized.

The following table shows the components of accumulated distributable earnings (losses) on a tax basis for the period from December 4, 2023 (inception) to December 31, 2023 (in thousands):

SENIOR CREDIT INVESTMENTS, LLC

Notes to Consolidated Financial Statements-continued

(In thousands, except unit and per unit data)

For the period from December 4, 2023 (inception) to
December 31, 2023
Undistributed ordinary income	$257
Other temporary differences	(813)
Unrealized appreciation (depreciation)	1,393
Total accumulated under-distributed (over-distributed) earnings	$837

As of December 31, 2023, the Company’s aggregate unrealized appreciation and depreciation on investments based on cost for U.S. federal income tax purposes was as follows (in thousands):

December 31, 2023
Tax Cost	$105,495

Gross unrealized appreciation	$1,467
Gross unrealized depreciation	(74)
Net unrealized investment appreciation (depreciation)	$1,393

In general, we may make certain reclassifications to the components of member’s capital as a result of permanent book-to-tax differences and book-to-tax differences relating to nondeductible expenses. As of December 31, 2023, we adjusted undistributed net investment income by $0.1 million and there is no undistributed net investment income as of December 31, 2023. We also adjusted common units by $0.1 million to $80.9 million. Total earnings and NAV were not affected.

To the extent that the Company determines that its estimated current year annual taxable income will exceed its estimated current year dividends from such taxable income, the Company accrues excise tax on estimated excess taxable income. For the period from December 4, 2023 (inception) to December 31, 2023, less than $0.1 million was recorded for U.S. federal excise tax, which is included in Other general and administrative expenses on the Consolidated Statement of Operations.

Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Based on its analysis of its tax position for the current year, the Company has concluded that it does not have any unrecognized tax benefits that met the recognition or measurement criteria of ASC 740 and therefore, the Company did not record an expense related to unrecognized tax benefits on the Company’s consolidated financial statements.

SENIOR CREDIT INVESTMENTS, LLC

Notes to Consolidated Financial Statements-continued

(In thousands, except unit and per unit data)

Note 11. Financial Highlights

The following are the financial highlights for the period from December 4, 2023 (inception) to December 31, 2023 (in thousands, except unit and per unit data):

For the period from December 4, 2023 (inception) to
December 31, 2023
Per Unit Data:
Net asset value at beginning of period	$1.00
Net investment income (loss) (1)	(28.86)
Net realized gains (losses) and unrealized appreciation (depreciation) (2)	1,862.48
Net increase (decrease) in member's capital from operations	$1,834.62
Distribution declared	—
Net asset value at end of period	$1,834.62

Total return based on net asset value (3)	N/M
Units outstanding, end of period	44,576
Weighted average units outstanding	30,180

Ratio/Supplemental Data:
Member's capital at end of period	$81,780
Annualized ratio of net expenses to average member's capital (4)	16.2%
Annualized ratio of net expenses before voluntary waivers to average member's capital (4)(5)	17.9%
Annualized ratio of net investment income to average member's capital (4)	5.6%
Portfolio turnover rate (6)	12.0%
Asset coverage ratio	223.4%

Capital Commitments Data:
Capital commitments	$300,000
Funded capital commitments	80,998
% of capital commitments funded	27.0%

(1)
The per unit data was derived by using the weighted average units outstanding during the period.
(2)
The amount shown does not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions.
(3)
Total return based on NAV is not meaningful during the period from December 4, 2023 (inception) to December 31, 2023, due to the effect of the timing of capital transactions.
(4)
Amounts are annualized with the exception of certain non-recurring expenses and include initial organization and offering costs. Operating expenses may vary in the future based on the amount of capital raised and other unpredictable variables.
(5)
Voluntary waivers include management fees and incentive fees.
(6)
Portfolio turnover rate includes two loans that were repaid in full in between when the initial acquisition of a portfolio of loans and commitments was entered into on June 30, 2023, and when the transaction closed on December 4, 2023. See Note 3 for additional information.

Note 12. Subsequent Events

Management has evaluated subsequent events through the date of issuance of these consolidated financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the consolidated financial statements other than those disclosed below.

On March 28, 2024, the Company’s Board of Directors declared a distribution of $5.6624 per unit, which is payable on April 5, 2024 to unitholders of record as of March 28, 2024.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2023, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

On March 28, 2024, the Board of Directors appointed Daniel Rapino III as Chief Accounting Officer, effective April 1, 2024. In connection with his appointment, Mr. Rapino will serve as the Company’s principal accounting officer. As of April 1, 2024, John Dalton, the Company’s Chief Financial Officer will cease to serve as the Company’s principal accounting officer, but will continue to serve as the Company’s principal financial officer.

Mr. Rapino, 57, is also the Chief Accounting Officer of Jefferies Finance LLC, Jefferies Credit Partners LLC and Jefferies Credit Management LLC. Prior to joining Jefferies Finance in 2006, Mr. Rapino was the Global Controller of Broadview International LLC, a boutique investment banking firm. Mr. Rapino has over 30 years of experience in consulting, auditing, and taxation for public and private companies concentrated in the financial services sector. Mr. Rapino is a Certified Public Accountant and received his B.S. from the City University of New York and an M.S. from the Villanova School of Business.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our Board of Directors oversees the management of the Company’s business and affairs. The responsibilities of our Board of Directors include the oversight of our investment activity, the quarterly valuation of our assets, and oversight of our financing arrangements and corporate governance activities. Our Board of Directors consists of five members, four of whom are not “interested persons” as defined in Section 2(a)(19) of the Investment Company Act and are “independent,” as determined by the Board of Directors. These individuals are referred to as “Independent Directors.” Our Board of Directors elects our executive officers, who serve at the discretion of our Board of Directors. Our Board of Directors has also established an Audit Committee and may establish additional committees in the future.

Board of Directors and Executive Officers

Holders of our common units will vote together as a class for the election of directors. Our Board of Directors is divided into three classes. At each annual meeting, directors are elected for a term expiring at the third succeeding annual meeting, with the term of office of only one of the three classes of directors expiring each year. Each director will hold office for the term to which he or she is elected and until his or her successor is duly elected and qualifies. Currently, (i) Robert S. Franklin and Joseph T. Kenney are Class I directors with current terms expiring at the annual meeting of unitholders to be held in 2026, (ii) Jonathan A. Lucas is a Class II director with current term expiring at the annual meeting of unitholders to be held in 2027, and (iii) Thomas G. Brady and Carmen J. Romano are Class III directors with current terms expiring at the annual meeting of unitholders to be held in 2025.

Information regarding the Board and Executive Officers are set forth below:

Name	Age	Position	Position Held Since
Interested Directors
Thomas G. Brady	57	Director and Chair of the Board of Directors	2023
Independent Directors
Robert S. Franklin	68	Director	2023
Joseph T. Kenney, Jr.	58	Director	2023
Jonathan A. Lucas	64	Director	2023
Carmen J. Romano	68	Director	2023
Executive Officers
Jason Kennedy	51	Chief Executive Officer and President	2022
John Dalton	42	Chief Financial Officer	2023
Adam Klepack	41	General Counsel and Secretary	2022
E. Joseph Hess	67	Chief Operating Officer	2023
Thomas Grenville	52	Chief Compliance Officer	2023

Each executive officer holds office at the pleasure of the Board of Directors until the next election of officers or until his or her successor is duly elected and qualifies.

Biographical Information

Directors

Our directors are divided into two groups - interested and independent. Interested directors are “interested persons” of the Company or the Investment Adviser as defined in Section 2(a)(19) of the Investment Company Act.

Interested Directors:

Thomas G. Brady has been President and Chief Executive Officer of Jefferies Finance since December 2016 and has been a senior member of the management team since 2004. He previously served as the Head of Structuring & Capital Markets for Jefferies Finance from 2009 to 2016, and between 2004 and 2006. Mr. Brady was part of the leveraged finance group within Jefferies’ investment banking platform from 2006 to 2009. Throughout his career, Mr. Brady has been focused on the origination and structuring of non-investment grade credits and was instrumental in overseeing the growth of Jefferies Finance LLC from a start-up in 2004 to an industry leading platform. Prior to joining Jefferies, Mr. Brady held senior leveraged finance positions with General Electric Capital Corporation and Heller Financial, Inc. Mr. Brady graduated from Fairfield University with a B.S. in Finance.

Independent Directors:

Robert S. Franklin has over 35 years of experience in the financial services industry, including extensive experience with high yield bond investments. From 1999 to 2004 Mr. Franklin was the Portfolio Manager of the High Yield Bond Fund and was a Managing Director at Neuberger Berman Group LLC. Mr. Franklin also served as a Principal and fixed income analyst supporting high yield and bank products at Prudential Investment Management, and as a Vice President and Senior Analyst at Moody's Investors Service Inc. Mr. Franklin is a graduate of The Wharton School of the University of Pennsylvania and holds a Master’s degree from the Massachusetts Institute of Technology (Sloan School of Management). Mr. Franklin was previously a recipient of the Chartered Financial Analyst (CFA) designation.

Joseph T. Kenney, Jr. has extensive experience in executive leadership, financial services and wealth management, including alternative asset management. With almost 30 years of experience at JPMorgan Chase & Co., he held many senior leadership positions prior to his retirement in 2017, including Chief Executive Officer of U.S. Private Wealth Management and U.S. Head of Investments and Credit. Mr. Kenney was also a member of the Private Bank Investment, Asset Allocation, Fiduciary Risk and Governance Committees as well as the Private Bank Global Operating Committee, which was responsible for the oversight of 70 offices in 15 countries. His leadership extended beyond JPMorgan to his service on the SIFMA Private Client Services Committee.

Jonathan A. Lucas has over 40 years of experience in the finance industry, with expertise in business development, client services and middle market commercial finance. Mr. Lucas is currently President of JAL 43 Associates LLC, a management consulting business in New York. From 1994 to 2016, Mr. Lucas held executive officer positions at CIT Group Inc. a leading provider of financing to small businesses and middle market companies, and was President of CIT Trade Finance from 2012 to 2016. Early in his career, Mr. Lucas served as Vice President and Senior Vice President at several banking institutions where he developed middle market lending solutions for corporate borrowers. Mr. Lucas holds a B.A. from Muhlenberg College and an MBA from the University of Pittsburgh (Katz Graduate School of Business).

Carmen J. Romano, before his retirement in 2017, was a corporate partner at the international law firm Dechert LLP where he practiced for more than 36 years, including 5 years as chair of the corporate and securities group. At Dechert LLP, Mr. Romano represented private equity and strategic clients in numerous merger and acquisition transactions and advised boards and special committees of public company clients on important transactional and governance matters. Mr. Romano is a graduate of The Wharton School of the University of Pennsylvania and Columbia Law School.

Executive Officers

Jason Kennedy is the Chief Executive Officer and President of the Company, Chief Investment Officer of Jefferies Credit Management LLC, and is also Chief Investment Officer of large company investment strategies at Jefferies Credit Partners LLC, with primary responsibility for investing in upper middle market companies that have EBITDA greater than $75 million. He is responsible for investment sourcing, execution and portfolio management. Prior to joining Jefferies Finance in 2011, Mr. Kennedy spent eight years with RBS Greenwich Capital focused on direct lending, principal investments and special situations. Mr. Kennedy began his career in global corporate lending at Chase Manhattan Bank, subsequently joining Morgan Stanley and Lehman Brothers. Mr. Kennedy received a B.S. in Finance and Economics from Babson College and an M.B.A. from Columbia University’s Graduate School of Business.

John Dalton is the Chief Financial Officer of the Company, Jefferies Credit Management LLC and Jefferies Finance LLC. Mr. Dalton previously served as the Vice President and Co-Controller of Jefferies Financial Group Inc. Prior to the corporate consolidation of Jefferies Financial Group Inc. and Jefferies Group LLC, Mr. Dalton served as the Chief Accounting Officer, Vice President and Controller of Jefferies Financial Group Inc. (formerly Leucadia National Corporation) since 2015. Mr. Dalton was the Assistant Controller from 2014 to 2015 and Director of Consolidations and Financial Reporting from 2013 to 2014 of TEGNA Inc./Gannett Co., Inc. Mr. Dalton has held other accounting and audit positions at TEGNA/Gannett since 2004. Mr. Dalton is a C.P.A and received a B.B.A. from James Madison University.

Adam Klepack is the General Counsel and Secretary of the Company. Mr. Klepack is also the General Counsel and Secretary of Jefferies Finance LLC, Jefferies Credit Management LLC and Jefferies Credit Partners LLC and other affiliated entities. Mr. Klepack has served as General Counsel of Jefferies Finance since 2022 and previously served Associate General Counsel since 2011. Prior to joining Jefferies Finance, Mr. Klepack was a member of the corporate practice of Proskauer Rose LLP where he advised financial institutions and corporate borrowers on leveraged finance, capital markets and restructuring transactions. Mr. Klepack is admitted to the New York State Bar, and received his J.D. cum laude from New York University Law School and B.A. from New York University’s College of Arts and Sciences.

E. Joseph Hess is the Chief Operating Officer of the Company and Jefferies Credit Management LLC and the Chief Operating Officer of Jefferies Finance LLC and has been a senior member of its management team since 2004. He is responsible for loan operations and enforcement of risk policies and procedures. Mr. Hess began his career in middle market lending at Chemical Bank and has over 40 years of experience in both cash flow and asset-based lending to a wide variety of clients in diversified industries. His experience also includes significant work in loan restructuring, bankruptcy, and asset liquidation. Prior to co-founding Jefferies Finance in 2004, Mr. Hess held senior credit and portfolio management positions at Chase Business Credit Corporation, Chase Manhattan Bank and General Electric Capital Corporation. He received his B.A. from Harvard College with a concentration in Economics.

Thomas Grenville is the Chief Compliance Officer of the Company and Jefferies Finance LLC. Prior to joining Jefferies Finance in 2023, Mr. Grenville served as chief compliance officer for various affiliates of Nuveen Alternatives Advisors LLC and TIAA since 2010, and was previously at the U.S. Securities and Exchange Commission for seven years where he led examinations of hedge funds, investment companies and investment advisers. He also worked for two years at the State of Oregon’s Division of Finance and Corporate Securities. Mr. Grenville received a BA from Swarthmore College, a JD from Benjamin N. Cardozo Law School and a LLM in Environmental and Natural Resources Law from Lewis and Clark Law School, and a M.B.A. from the University of California, Berkeley. He is a member of the Oregon Bar, and has been designated as a Certified Fraud Examiner by the Association of Certified Fraud Examiners (ACFE).

Committees of the Board of Directors

Audit Committee. The members of the Audit Committee are Messrs. Franklin, Kenney, Lucas, and Romano, each of whom is an Independent Director and meets the current independence and experience requirements of Rule 10A-3 of the Exchange Act and none of whom is an “interested person” of the Company as defined in Section 2(a)(19) of the Investment Company Act. Mr. Franklin serves as Chairperson of the Audit Committee. The Board and the Audit Committee have determined that Mr. Lucas is an “audit committee financial expert,” as defined in Item 407 of Regulation S-K under the Exchange Act. The Audit Committee is responsible for overseeing matters relating to the appointment and activities of our auditors, audit plans and procedures, various accounting and financial reporting issues and changes in accounting policies, and reviewing the results and scope of the audit and other services provided by our independent public accountants. The Audit Committee is also responsible for aiding the Board in fair value pricing debt and equity securities that are not publicly traded or for which current market values are not readily available.

Board Leadership Structure

Our business and affairs are managed under the direction of our Board. Among other things, our Board sets broad policies for us and approves the appointment of our Investment Adviser, Administrator and officers. The role of our Board, and of any individual director, is one of oversight and not of management of our day-to-day affairs.

Under our Bylaws, our Board may designate one of our directors as chair to preside over meetings of our Board and meetings of unitholders, and to perform such other duties as may be assigned to him or her by our Board. The Board has appointed Thomas G. Brady to serve in the role of chairperson of the Board. The chairperson’s role is to preside at all meetings of the Board and to act as a liaison with the Investment Adviser, counsel and other directors generally between meetings. The chairperson serves as a key point person for dealings between management and the directors. The chairperson also may perform such other functions as may be delegated by the Board from time to time. The Board reviews matters related to its leadership structure annually. The Board has determined that its leadership structure is appropriate because it allows the Board to exercise informed and independent judgment over the matters under its purview and it allocates areas of responsibility among committees of directors and the full board in a manner that enhances effective oversight.

Our Board believes that its leadership structure is the optimal structure for us at this time. Our Board, which will review its leadership structure periodically as part of its annual self-assessment process, further believes that its structure is presently appropriate to enable it to exercise its oversight of us.

Board Role in Risk Oversight

Our Board performs its risk oversight function primarily through (i) its Audit Committee, which reports to the entire Board and is comprised solely of the Independent Directors, and (ii) active monitoring of our Chief Compliance Officer and our compliance policies and procedures.

Oversight of our investment activities extends to oversight of the risk management processes employed by the Investment Adviser as part of its day-to-day management of our investment activities. The Board anticipates reviewing risk management processes at both regular and special board meetings throughout the year, consulting with appropriate representatives of the Investment Adviser as necessary and periodically requesting the production of risk management reports or presentations. The goal of the Board’s risk oversight function is to ensure that the risks associated with our investment activities are accurately identified, thoroughly investigated and responsibly addressed. Investors should note, however, that the Board’s oversight function cannot eliminate all risks or ensure that particular events do not adversely affect the value of investments.

We believe that the role of our Board in risk oversight is effective and appropriate given the extensive regulation to which we are already subject as a BDC. As a BDC, we are required to comply with certain regulatory requirements that control the levels of risk in our business and operations. For example, we are limited in our ability to enter into transactions with our affiliates, including investing in any portfolio company in which one of our affiliates currently has an investment.

Code of Ethics

All personnel deemed to be associated with us and/or our Investment Adviser (including our principal executive officer, principal financial officer and principal accounting officer) are covered by, and required to comply with, the Code of Business Practice of Jefferies Financial Group, which serves as our Code of Ethics pursuant to Item 406 of Regulation S-K. We will furnish, without charge, a copy of our Code of Ethics upon request, which can be submitted by calling (212) 284-3474. Additionally, as required by the Investment Advisers Act of 1940, as amended, and the Investment Company Act, we and the Investment Adviser have adopted codes of ethics (the “Code of Ethics”) which apply to, among others, our and our Investment Adviser’s executive officers, including our principal executive officer, principal financial officer and principal accounting officer, as well as our Investment Adviser’s officers, directors and employees. The codes of ethics establish procedures for personal investments and restrict certain personal securities transactions. Personnel subject to the codes may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the codes’ requirements. There have been no material changes to the codes or material waivers of the codes that apply to our Chief Executive Officer or Chief Financial Officer.

Item 11. Executive Compensation.

Compensation of Executive Officers

We do not currently have any employees and do not expect to have any employees. Currently, we do not directly compensate any of our executive officers. Services necessary for our business are provided by individuals who are employees of the Investment Adviser or its affiliates pursuant to the terms of the Investment Advisory Agreement, which such employees we believe have the skills applicable to our business plan, including experience in upper middle market investing, leveraged finance and capital markets. Under our Investment Advisory Agreement, we have agreed to pay the Investment Adviser a management fee as well as an incentive fee based on our investment performance. Under the Administration Agreement, we pay the Administrator fees for its services in addition to reimbursing the Administrator for all reasonable expenses.

Compensation of Directors

The Independent Directors will receive compensation of $60,000 per year, plus $500 per each in-person or telephonic special board meeting attended, together with reasonable out-of-pocket expenses relating to attendance at meetings. The Chairperson of the Audit Committee will receive an annual fee of $5,000. We have obtained directors’ and officers’ liability insurance on behalf of our directors and officers. We do not have a profit-sharing or retirement plan, and directors will not receive any pension or retirement benefits. No compensation will be paid to directors who are “interested persons.” The Board of Directors will review and determine the compensation of Independent Directors.

No compensation is paid to directors who are “interested persons,” as such term is defined in the Investment Company Act.

Compensation of Directors

Amounts payable under the arrangement are determined and paid quarterly in arrears, and such amounts for the fiscal year ended December 31, 2023 are presented below:

Fees Earned or Paid in Cash
Interested Director
Thomas G. Brady (1)	—
Independent Directors
Robert S. Franklin	$32,750
Joseph T. Kenney, Jr.	$31,500
Jonathan A. Lucas	$31,500
Carmen J. Romano	$31,500
(1)
Mr. Brady is an interested director and, as such, does not receive compensation from the Company for his service as a director.

Compensation Committee Interlocks and Insider Participation

We currently do not have a compensation committee of our Board of Directors and our Board of Directors does not make determinations regarding compensation of executive officers because we do not directly pay any compensation to our executive officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 25, 2024, the beneficial ownership of each current director, the Company’s executive officers, each person known to us to beneficially own 5% or more of the outstanding units, and the executive officers and directors as a group. Percentage of beneficial ownership is based on 44,576 units outstanding as of March 25, 2024.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the units. Ownership information for those persons who beneficially own 5% or more of our units is based upon filings by such persons with the SEC and other information obtained from such persons, if available.

Unless otherwise indicated, we believe that each beneficial owner set forth in the table has sole voting and investment power and has the same address as the Company.

	Number of Units	Percentage
Five-Percent-or-More Beneficial Owners
Platinum Falcon B 2018 RSC Limited (1)	44,576	100.0%
Interested Directors (2)
Thomas G. Brady	—	—
Independent Directors (2)
Robert S. Franklin	—	—
Joseph T. Kenney, Jr.	—	—
Jonathan A. Lucas	—	—
Carmen J. Romano	—	—
Executive Officers Who Are Not Directors (2)
Jason Kennedy	—	—
John Dalton	—	—
Adam Klepack	—	—
E. Joseph Hess	—	—
Thomas Grenville	—	—
All officers and directors as a group (10 persons)	—	—

(1)
Beneficial ownership information is based on information contained in the Schedule 13D/A filed on February 6, 2024 on behalf of Platinum Falcon B 2018 RSC Limited (“Platinum”). According to the schedule, included in the number of our common units listed above as beneficially owned by Platinum are 2,184 units over which Platinum has sole voting power, 0 units over which Platinum has shared voting power, 44,576 units over which Platinum has sole dispositive power and 0 units over which Platinum has shared dispositive power. The principal address for Platinum Falcon B 2018 RSC Limited is Abu Dhabi Investment Authority, 211 Corniche, PO Box 3600, Abu Dhabi, United Arab Emirates.
(2)
The address for all of the Company’s executive officers and directors is c/o Senior Credit Investments LLC, 520 Madison Avenue 12th Floor, New York, New York 10022.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company does not have any equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Investment Advisory Agreement

On September 25, 2023, the Company entered into an Investment Advisory Agreement between the Company and the Investment Adviser. The Investment Adviser, subject to the overall supervision of the Board of Directors, manages our day-to-day operations and provides investment advisory and management services to the Company. The Investment Adviser is an indirect subsidiary of JFIN, a Delaware limited liability company, and a registered investment adviser under the Advisers Act. JFIN is wholly-owned by JFIN Parent LLC, which is a joint venture between (i) Jefferies Financial Group Inc. (a publicly traded company and the parent company for Jefferies LLC, a global securities and investment banking firm), and (ii) MassMutual. The Investment Adviser, together with JFIN and its subsidiaries are referred to herein collectively as “Jefferies Finance.”

The Investment Advisory Agreement is effective for an initial two-year term and thereafter will continue for successive annual periods provided that such continuance is specifically approved annually by a majority of the Board of Directors or by the holders of a majority of the Company’s outstanding voting securities and, in each case, a majority of the independent directors. The Investment Advisory Agreement may, on 60 days’ written notice to the other party, be terminated in its entirety at any time without the payment of any penalty, by our Board of Directors, or by vote of a majority of our outstanding voting securities, on the one hand, or by the Investment Adviser, on the other hand. The Investment Advisory Agreement will automatically terminate in the event of its assignment within the meaning of the Investment Company Act and related SEC guidance and interpretations.

The Company will pay the Investment Adviser a fee for its services under the Investment Advisory Agreement consisting of two components: a management fee and an incentive fee. The cost of both the management fee and the incentive fee is subject to the Fee Waiver, discussed further below.

Management Fee

The management fee will be payable quarterly in arrears at an annual rate of 1.25% of our net assets. The management fee will be calculated based on the average value of our net assets at the end of the most recently completed calendar quarter. Management fees for our first quarter of operations was appropriately prorated. Net assets means the Company’s total assets less liabilities determined on a consolidated basis in accordance with U.S. GAAP.

Incentive Fee

The incentive fee will consist of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of our income and a portion is based on a percentage of our capital gains, each as described below.

(1) Incentive Fee Based on Income

The portion of the incentive fee that is based on a percentage of our income is based on Pre-Incentive Fee Net Investment Income Returns. “Pre-Incentive Fee Net Investment Income Returns” means, as the context requires, either the dollar value of, or percentage rate of return on the value of our net assets at the end of the immediate preceding quarter from, interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses accrued for the quarter (including the management fee, expenses payable under an administration agreement with our administrator, and any interest expense or fees on any credit facilities, but excluding the incentive fee and any unitholder servicing and/or distribution fees).

Pre-Incentive Fee Net Investment Income Returns include, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The impact of expense support payments and recoupments are also excluded from Pre-Incentive Fee Net Investment Income Returns.

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
•
100% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns with respect to that portion of such Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds the hurdle rate but is less than a rate of return of 2.00% (8.00% annualized). We refer to this portion of our Pre-Incentive Fee Net Investment Income Returns (which exceeds the hurdle rate but is less than 2.00%) as the “catch-up.” The “catch-up” is meant to provide the Investment Adviser with approximately 12.5% of our Pre-Incentive Fee Net Investment Income Returns as if a hurdle rate did not apply if this net investment income exceeds 2.00% in any calendar quarter; and
•
12.5% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns, if any, that exceed a rate of return of 2.00% (8.00% annualized). This reflects that once the hurdle rate is reached and the catch-up is achieved, 12.5% of all Pre-Incentive Fee Net Investment Income Returns thereafter are allocated to the Investment Adviser.

These calculations are prorated for any period of less than three months and adjusted for any units issued or repurchased during the relevant quarter.

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

Fee Waiver Agreement

The Investment Adviser has contractually agreed to the Fee Waiver, unless sooner terminated by (a) the vote of a majority of our Independent Directors and (b) by a vote of a majority of our Board of Directors, or of a majority of our outstanding voting securities, as defined in the Investment Company Act. Notwithstanding the foregoing, the Investment Adviser has contractually agreed that the waiver of the management fee and the incentive fee may not be modified or terminated unless approved by a vote of a majority of our voting securities, as defined in the Investment Company Act. Amounts waived pursuant to the Fee Waiver will not be subject to any right of future recoupment in favor of the Investment Adviser.

For the period from December 4, 2023 (inception) to December 31, 2023, the Company recognized $0.1 million of management fees, and $0.2 million of incentive fees before the impact of waived fees. For the period from December 4, 2023 (inception) to December 31, 2023, $0.1 million of management fees were waived, and $0.2 million of incentive fees were waived.

As of December 31, 2023, management and incentive fees payable were $0.

Co-Investment Exemptive Relief

Together with the Investment Adviser, we received an exemptive order from the SEC that permits us to participate in co-investment transactions with certain affiliates of the Investment Adviser and certain funds managed and controlled by the Investment Adviser and its affiliates in transactions that involve the negotiation of certain terms of the securities or loans to be purchased (in addition to price-related terms), subject to certain terms and conditions. Co-investment transactions involving the negotiation of only price-related terms will be entered into in reliance on SEC staff no-action letters. We intend to co-invest, from time to time, with other Accounts (as defined below) (including co-investment or other vehicles in which the Investment Adviser or its personnel invest and that co-invest with such other Accounts) in portfolio investments that are suitable for both the Company and such other Accounts. “Accounts” means Jefferies Finance’s own accounts, accounts of Jefferies Finance’s clients, including separately managed accounts (or separate accounts), pooled investment vehicles and collateralized loan obligations that are sponsored, managed or advised by Jefferies Finance or other Affiliate Investment Advisers (as defined below). “Affiliate Investment Advisers” means Accounts advised by our Investment Adviser or investment advisers that are affiliated with us. Even if the Company and such other Accounts invest in the same securities, conflicts of interest may still arise. For example, it is possible that as a result of legal, tax, political, regulatory, accounting or other considerations, the terms of such investment (including with respect to price and timing) for the Company and/or such other Accounts may not be the same. Additionally, the Company and/or such other Accounts may have different expected termination dates and/or investment objectives (including target return profiles) and the Investment Adviser, as a result, may have conflicting goals with respect to the price and timing of disposition opportunities.

We, together with the other entities relying on the entities relying on the exemptive relief, have applied for an amendment to such order to amend the term, “Follow-On Investment,” consistent with the temporary relief granted by the SEC on April 8, 2020.

JFIN Bridge Loan Agreement

On December 4, 2023, the Company entered into a loan agreement (the “Bridge Facility”) with the Company as the borrower and JFIN as the lender. Under the Bridge Facility, JFIN loaned the Company an aggregate principal amount of $71.7 million. Such principal amount and interest accrued thereon was repaid in its entirety on December 7, 2023, and the Bridge Facility was subsequently terminated.

Warehouse Portfolio Transaction

On December 4, 2023, the Company acquired an initial portfolio of loans and commitments for $71.7 million pursuant to a sale and contribution agreement, dated June 30, 2023, by and among the Company and JFIN and certain of its wholly-owned subsidiaries.

JFIN Investment

On March 3, 2023, Jefferies Credit Partners LLC, an affiliate of the Investment Adviser, purchased 1,000 common units for $1,000.

Due to Investment Adviser

Prior to the commencement of operations on December 7, 2023, the Investment Adviser bore all organization and offering expenses in connection with the formation of the Company and the initial closing of the private offering. Following the commencement of operations, the Company will reimburse the Investment Adviser for these organization and offering costs up to a maximum aggregate amount of $1.5 million. The Due to Investment Adviser of approximately $1.6 million in the Consolidated Statement of Assets and Liabilities includes primarily the reimbursement amount owed for organization and offering costs.

Statement of Policy Regarding Transactions with Related Persons

The Audit Committee will review any potential related party transactions brought to its attention and, during these reviews, it also considers any conflicts of interest brought to its attention pursuant to the Code of Ethics. Each of our directors and executive officers will complete a questionnaire on an annual basis designed to elicit information about any potential related party transactions.

Director Independence

For information regarding the independence of our directors, see “Item 10. Directors, Executive Officers and Corporate Governance.”

Item 14. Principal Accountant Fees and Services.

Audit Fees

Deloitte & Touche LLP, New York, New York, was selected by the Audit Committee and the Independent Directors of the Board to serve as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2023. The Company knows of no direct financial or material indirect financial interest of Deloitte & Touche LLP in the Company.

Fees included in the audit fees category are those fees paid for professional services for the audit of our consolidated financial statements included in our Form 10-K and review of financial statements included in our Form 10-Qs, and for services that are normally provided by the accountants in connection with regulatory filings or engagements.

Audit-Related Fees

Audit-related fees are fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

No audit related fees were billed by Deloitte & Touche LLP to the Investment Adviser, or any entity controlling, controlled by, or under common control with, the Investment Adviser, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the period from December 4, 2023 (inception) to December 31, 2023.

Tax Fees

Tax fees are fees for tax compliance, tax advice and tax planning.

No tax fees were billed by Deloitte & Touche LLP to the Investment Adviser, or any entity controlling, controlled by, or under common control with, the Investment Adviser, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the period from December 4, 2023 (inception) to December 31, 2023.

All Other Fees

All other fees are fees for services not included in the first three categories.

No fees were billed by Deloitte & Touche LLP to the Investment Adviser, or any entity controlling, controlled by, or under common control with, the Investment Adviser, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the period from December 4, 2023 (inception) to December 31, 2023.

Aggregate Non-Audit Fees

No non-audit fees were billed to the Investment Adviser by Deloitte & Touche LLP for non-audit services for the period from December 4, 2023 (inception) to December 31, 2023. This includes any non-audit services required to be pre-approved or non-audit services that did not require pre-approval since they did not directly relate to the Company’s operations or financial reporting.

Fees

Set forth in the table below are audit fees, audit‑related fees, tax fees and all other fees billed to the Company by Deloitte & Touche LLP for professional services performed:

For the period from December 4, 2023 (inception) to
December 31, 2023
Audit Fees	$297,300
Audit-Related Fees (1)	—
Tax Fees	38,198
All Other Fees (2)	—
Total Fees	$335,498

(1)
“Audit‑Related Fees” are those fees, if any, billed to the Company by Deloitte & Touche LLP for services provided by Deloitte & Touche LLP for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.
(2)
“All Other Fees” are those fees, if any, billed to the Company by Deloitte & Touche LLP for services not included in the first three categories.

Pre-Approval of Audit and Non-Audit Services Provided to the Company

The Audit Committee has established a pre‑approval policy that describes the permitted audit, audit‑related, tax and other services to be provided by Deloitte & Touche LLP, the Company’s independent registered public accounting firm. The policy requires that the Audit Committee pre‑approve the audit and non‑audit services performed by the independent auditor in order to assure that the provision of such service does not impair the auditor’s independence.

Any requests for audit, audit‑related, tax and other services that have not received general pre‑approval must be submitted to the Audit Committee for specific pre‑approval, irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre‑approval is provided at regularly scheduled meetings of the Audit Committee. The Audit Committee does not delegate its responsibilities to pre‑approve services performed by the independent registered public accounting firm to management.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following documents are filed as part of this annual report:

(1)
Financial Statements—Financial statements are included in Item 8. See the Index to the consolidated financial statements on page 48 of this annual report on Form 10-K.
(2)
Financial Statement Schedules—None. We have omitted financial statement schedules because they are not required or are not applicable, or the required information is shown in the statements or notes to the consolidated financial statements.
(3)
Exhibits—The following is a list of all exhibits filed as a part of this annual report on Form 10-K, including those incorporated by reference

Exhibit Index

Exhibit Number	Description
3.1	Certificate of Formation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10, filed on August 11, 2023).
3.4	Second Amended and Restated Limited Liability Company Agreement (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on February 6, 2024).
4.1	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Company’s Registration Statement on Form 10, filed on October 3, 2023).
10.2

Investment Advisory Agreement between the Company and the Investment Adviser, dated September 25, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 20, 2023).

10.3

Administration Agreement between the Company and the Administrator, dated October 27, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on November 20, 2023).

10.4	Fee Waiver Agreement between the Company and the Investment Adviser, dated September 25, 2023.
10.5	Custody Agreement between the Company and The Bank of New York Mellon Trust Company, National Association, dated February 28, 2023.
10.6	Dividend Reinvestment Plan.
10.7	Transfer Agency Agreement between the Company and Equiniti Trust Company, LLC, dated November 2, 2023.
10.8

Loan and Security Agreement, dated as of December 7, 2023, by and among Senior Credit Investments, LLC, SCI BDC SPV I LLC and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 8, 2023).

10.9

Loan Agreement, dated as of December 4, 2023, by and between Senior Credit Investments, LLC and Jefferies Finance LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on December 8, 2023).

21.1	Subsidiaries of the Registrant.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Senior Credit Investments, LLC

Date: March 29, 2024	By:	/s/ Jason Kennedy
Jason Kennedy
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jason Kennedy	Chief Executive Officer and President (Principal Executive Officer)	March 29, 2024
Jason Kennedy

/s/ John Dalton	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 29, 2024
John Dalton

/s/ Thomas G. Brady	Director and Chair of the Board of Directors	March 29, 2024
Thomas G. Brady

/s/ Robert S. Franklin	Director	March 29, 2024
Robert S. Franklin

/s/ Joseph T. Kenney, Jr.	Director	March 29, 2024
Joseph T. Kenney, Jr

/s/ Jonathan A. Lucas	Director	March 29, 2024
Jonathan A. Lucas

/s/ Carmen J. Romano	Director	March 29, 2024
Carmen J. Romano