Form 10-Q
period 2024-06-30
Senior Credit Investments, LLC
filed 2024-08-13
CIK 1959568

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 9, 2024, the registrant had 52,583 common units outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Statements of Assets and Liabilities (Unaudited)

(In thousands, except for unit and per unit data)

	June 30, 2024	December 31, 2023
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (amortized cost of $153,448 and $105,495, at June 30, 2024 and December 31, 2023, respectively)	$154,643	$106,888
Cash and cash equivalents	15,794	39,094
Restricted cash	3,754	468
Interest receivable	1,278	529
Deferred financing costs	2,303	2,815
Deferred offering costs	296	635
Prepaid expenses and other assets	158	331
Total assets	$178,226	$150,760
Liabilities
Debt	$91,436	$66,294
Interest payable	1,665	368
Due to Investment Adviser	1,596	1,625
Accrued expenses and other liabilities	423	693
Total liabilities	$95,120	$68,980
Commitments and contingencies (Note 9)
Member’s Capital
Common units (44,576 and 44,576 units issued and outstanding, at June 30, 2024 and December 31, 2023, respectively)	$80,943	$80,943
Accumulated distributable earnings	2,163	837
Total member’s capital	$83,106	$81,780
Total liabilities and member’s capital	$178,226	$150,760

Net Asset Value Per Unit
Net assets	$83,106	$81,780
Common units outstanding (1,000,000,000 units authorized, at June 30, 2024 and December 31, 2023)	44,576	44,576
Net asset value per unit	$1,864.36	$1,834.62

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Statement of Operations (Unaudited)

(In thousands, except for unit and per unit data)

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Investment Income
Non-controlled/non-affiliated investments
Interest income	$4,120	$7,693
Payment-in-kind interest income	101	101
Other income	135	181
Total investment income	4,356	7,975
Operating Expenses
Interest and other financing expenses	1,794	3,084
Management fees	258	514
Income-based incentive fees	237	346
Capital gains incentive fees	(3)	(25)
Other general and administrative expenses	661	1,458
Total expenses before Fee Waiver	2,947	5,377
Management fees waived	(258)	(514)
Incentive fees waived	(234)	(321)
Net expenses	2,455	4,542
Net investment income	1,901	3,433
Net Realized Gain (Loss) and Change in Unrealized Appreciation (Depreciation)
Net realized gain (loss):
Non-controlled/non-affiliated investments	—	—
Net realized gain	—	—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(26)	(198)
Net change in unrealized depreciation	(26)	(198)
Net realized gain and change in unrealized depreciation	(26)	(198)
Net Increase in Member’s Capital Resulting from Operations	$1,875	$3,235
Net Increase in Net Assets Resulting from Operations - Basic and Diluted (Note 8)	$42.06	$72.57
Weighted Average Units Outstanding (Note 8)	44,576	44,576

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Statement of Changes in Member’s Capital (Unaudited)

(In thousands, except for unit and per unit data)

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Net Increase (Decrease) in Member’s Capital Resulting from Operations
Net investment income	$1,901	$3,433
Net realized gains in investments	—	—
Net change in unrealized depreciation	(26)	(198)
Net increase in member’s capital resulting from operations	1,875	3,235

Distributions to Unitholders
Distributions declared	(1,657)	(1,909)
Net decrease in member’s capital resulting from distributions to unitholders	(1,657)	(1,909)

Capital Transactions
Issuance of common units	—	—
Net increase in member’s capital from common unit transactions	—	—

Member’s Capital
Total increase in member’s capital during the period	218	1,326
Member’s capital, beginning of period	82,888	81,780
Member’s Capital at End of Period	$83,106	$83,106

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Statement of Cash Flows (Unaudited)

(In thousands, except for unit and per unit data)

Six Months Ended June 30, 2024
Operating Activities
Net increase in member’s capital resulting from operations	$3,235
Adjustments to reconcile net increase in member’s capital resulting from operations to net cash used in operating activities:
Net realized gains on investments	—
Net change in unrealized depreciation on investments	198
Net accretion of discount and amortization of premium	(328)
Amortization of deferred financing costs	258
Amortization of offering costs	339
Payment-in-kind interest capitalized	(88)
Purchase of investments	(48,765)
Proceeds from sale of investments and principal repayments	1,228
Changes in assets and liabilities:
Interest receivable	(749)
Prepaid expenses and other assets	173
Interest payable	1,297
Due to Investment Adviser	(29)
Accrued expenses and other liabilities	(8)
Net Cash Used in Operating Activities	(43,239)
Financing Activities
Borrowings on debt	60,542
Repayments on debt	(35,400)
Financing costs paid and deferred	(8)
Distributions paid to unitholders	(1,909)
Net Cash Provided by Financing Activities	23,225
Cash and Cash Equivalents and Restricted Cash
Net decrease in cash and cash equivalents and restricted cash	(20,014)
Cash and cash equivalents and restricted cash, beginning of period	39,562
Cash and cash equivalents and restricted cash, end of period	$19,548

Supplemental Disclosure of Non-Cash Information
Cash paid for interest	$1,529
Cash paid for taxes	$8

The following table presents cash and cash equivalents and restricted cash by category within the Consolidated Statements of Assets and Liabilities (in thousands):

June 30, 2024
Cash and cash equivalents	$15,794
Restricted cash	3,754
Cash and cash equivalents and restricted cash	$19,548

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2024

(In thousands, except for unit and per unit data)

Portfolio Company	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal	Cost (2)	Fair Value (3)	% of Member’s Capital	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Aerospace & Defense
Qnnect, LLC	First Lien Term Loan	S + 6.75%	11/2/2029	$1,275	$1,239	$1,275		5
Qnnect, LLC	First Lien Delayed Draw Term Loan	S + 6.75%	11/2/2029	158	56	158		5,9
				1,433	1,295	1,433	1.7%
Banking, Finance, Insurance, and Real Estate
Galway Borrower, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	9/29/2028	—	(30)	(65)		9
Galway Borrower, LLC	First Lien Revolver	S + 5.25%	9/29/2028	21	20	19		7,9
Higginbotham Insurance Agency, Inc.	First Lien Delayed Draw Term Loan	S + 5.50%	11/24/2028	4,495	4,361	4,495		6
Higginbotham Insurance Agency, Inc.	First Lien Delayed Draw Term Loan	S + 4.75%	11/24/2028	644	613	586		6,9
SG Acquisition, Inc.	First Lien Term Loan	S + 5.00%	4/3/2030	11,599	11,571	11,570		7
SG Acquisition, Inc.	First Lien Revolver	S + 5.00%	4/3/2030	—	(1)	—		9
SitusAMC Holdings Corporation	First Lien Term Loan	S + 5.50%	12/22/2027	552	536	552		7
				17,311	17,070	17,157	20.6%
Capital Equipment
Dwyer Instruments, LLC	First Lien Term Loan	S + 5.75%	7/21/2027	893	882	880		7
Dwyer Instruments, LLC	First Lien Delayed Draw Term Loan	S + 5.75%	7/21/2027	2,116	2,088	2,084		7
Dwyer Instruments, LLC	First Lien Term Loan	S + 5.75%	7/21/2027	2,809	2,760	2,767		7
Dwyer Instruments, LLC	First Lien Delayed Draw Term Loan	S + 5.75%	7/21/2027	—	(28)	(49)		9
				5,818	5,702	5,682	6.8%
Chemicals, Plastic, & Rubber
ASP Meteor Acquisition Co LLC	First Lien Term Loan	S + 7.00%	9/1/2029	2,545	2,438	2,481		6
ASP Meteor Acquisition Co LLC	First Lien Delayed Draw Term Loan	S + 7.00%	9/1/2029	1,286	1,210	1,240		6,9
Aurora Plastics, LLC	First Lien Term Loan	S + 4.75%	8/10/2028	1,461	1,341	1,402		6
Aurora Plastics, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	8/10/2028	981	901	942		6
				6,273	5,890	6,065	7.3%
Healthcare & Pharmaceuticals
The GI Alliance Management, LLC	First Lien Term Loan	S + 5.50%	9/15/2028	6,133	6,022	6,011		7
The GI Alliance Management, LLC	First Lien Term Loan	S + 5.50%	9/15/2028	936	927	917		7
The GI Alliance Management, LLC	First Lien Delayed Draw Term Loan	S + 5.50%	9/15/2028	—	(35)	(75)		9
Perkinelmer U.S. LLC	First Lien Term Loan	S + 5.00%	3/13/2029	6,656	6,441	6,556		6
Perkinelmer U.S. LLC	First Lien Delayed Draw Term Loan	S + 5.00%	3/13/2029	—	(14)	(28)		9
Petvet Care Centers, LLC	First Lien Term Loan	S + 6.00%	11/15/2030	9,702	9,518	9,508		6
Petvet Care Centers, LLC	First Lien Delayed Draw Term Loan	S + 6.00%	11/15/2030	—	(12)	(25)		9
Petvet Care Centers, LLC	First Lien Revolver	S + 6.00%	11/15/2029	—	(3)	(3)		9
				23,427	22,844	22,861	27.5%
High Tech Industries
Aptean, Inc	First Lien Term Loan	S + 5.25%	1/30/2031	4,514	4,471	4,514		6
Aptean, Inc	First Lien Delayed Draw Term Loan	S + 5.25%	1/30/2031	40	35	40		6,9
Aptean, Inc	First Lien Revolver	S + 5.25%	1/30/2031	—	(1)	—		9
Brave Parent Holdings, Inc.	First Lien Term Loan	S + 5.00%	11/29/2030	9,412	9,323	9,412		7
Brave Parent Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 5.00%	11/29/2030	620	608	620		7,9
Brave Parent Holdings, Inc.	First Lien Revolver	S + 5.00%	11/29/2030	—	(1)	—		9
Enverus Holdings, Inc.	First Lien Term Loan	S + 5.50%	12/24/2029	7,442	7,338	7,349		6
Enverus Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 5.50%	12/24/2029	—	(3)	(5)		9
Enverus Holdings, Inc.	First Lien Revolver	S + 5.50%	12/24/2029	—	(2)	(2)		9
GS AcquisitionCo, Inc.	First Lien Delayed Draw Term Loan	S + 5.25%	5/25/2028	173	165	157		7,9
GS AcquisitionCo, Inc.	First Lien Revolver	S + 5.25%	5/25/2028	20	19	19		7,9
Netwrix Corporation	First Lien Term Loan	S + 5.00%	6/11/2029	6,619	6,370	6,503		7
Rally Buyer, Inc.	First Lien Term Loan	S + 5.75% (includes 1.75% PIK)	7/19/2028	5,409	5,336	5,409		7
Rally Buyer, Inc.	First Lien Delayed Draw Term Loan	S + 5.75% (includes 1.75% PIK)	7/19/2028	1,236	1,217	1,236		7
Redwood Services Group, LLC	First Lien Term Loan	S + 6.25%	6/15/2029	5,617	5,487	5,617		7
Redwood Services Group, LLC	First Lien Delayed Draw Term Loan	S + 6.25%	6/15/2029	1,385	1,353	1,385		7
Redwood Services Group, LLC	First Lien Delayed Draw Term Loan	S + 5.75%	6/15/2029	320	276	236		7,9
				42,807	41,991	42,490	51.1%

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Schedule of Investments (Unaudited) - Continued

June 30, 2024

(In thousands, except for unit and per unit data)

Portfolio Company	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal	Cost (2)	Fair Value (3)	% of Member’s Capital	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Services: Business
Chartwell Cumming Holding Corporation	First Lien Term Loan	S + 5.25%	11/16/2027	$6,738	$6,500	$6,738		6
Chartwell Cumming Holding Corporation	First Lien Delayed Draw Term Loan	S + 5.25%	11/16/2027	447	432	447		6
Foreside Financial Group, LLC	First Lien Term Loan	S + 5.25%	9/30/2027	413	400	407		7
Foreside Financial Group, LLC	First Lien Delayed Draw Term Loan	S + 5.25%	9/30/2027	—	(8)	(5)		9
Foreside Financial Group, LLC	First Lien Delayed Draw Term Loan	S + 5.25%	9/30/2027	—	(9)	(16)		9
IG Investments Holdings, LLC	First Lien Term Loan	S + 6.00%	9/22/2028	2,020	1,965	2,010		6
IG Investments Holdings, LLC	First Lien Term Loan	S + 6.00%	9/22/2028	74	72	74		6
IRI Group Holdings, Inc (f/k/a The NPD Group L.P.)	First Lien Term Loan	S + 5.50% (includes 2.00% PIK)	12/1/2028	6,975	6,801	6,975		7
				16,667	16,153	16,630	20.0%
Services: Consumer
Any Hour LLC	First Lien Term Loan	S + 5.00%	5/23/2030	6,863	6,761	6,760		7
Any Hour LLC	First Lien Delayed Draw Term Loan	S + 5.00%	5/23/2030	—	(15)	(30)		9
Any Hour LLC	First Lien Revolver	S + 5.00%	5/23/2030	19	17	17		7,9
KL Stockton Intermediate II, LLC	First Lien Term Loan	13.00% PIK	5/23/2031	299	293	293
				7,181	7,056	7,040	8.5%
Transportation: Cargo
Capstone Acquisition Holdings, Inc.	First Lien Term Loan	S + 4.75%	11/12/2027	653	618	653		6
Capstone Acquisition Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 4.75%	11/12/2027	561	531	561		6
Seko Global Logistics Network, LLC	First Lien Term Loan	S + 8.00%	12/30/2026	591	571	549		7
Seko Global Logistics Network, LLC	First Lien Delayed Draw Term Loan	S + 8.00%	12/30/2026	6,384	6,170	5,937		7
				8,189	7,890	7,700	9.3%
Wholesale
Blackbird Purchaser, Inc.	First Lien Term Loan	S + 5.50%	12/19/2030	9,997	9,808	9,847		7
Blackbird Purchaser, Inc.	First Lien Delayed Draw Term Loan	S + 5.50%	12/19/2030	593	556	563		7,9
Blackbird Purchaser, Inc.	First Lien Revolver	S + 5.50%	12/19/2029	—	(3)	(2)		9
Harvey Tool Company, LLC	First Lien Term Loan	S + 5.50%	10/26/2027	6,767	6,700	6,700		7
Harvey Tool Company, LLC	First Lien Delayed Draw Term Loan	S + 5.50%	10/26/2027	—	(13)	(27)		9
Harvey Tool Company, LLC	First Lien Revolver	S + 5.50%	10/26/2027	—	(1)	(1)		9
The Hiller Companies, LLC	First Lien Term Loan	S + 5.00%	6/20/2030	2,318	2,294	2,294		7
The Hiller Companies, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	6/20/2030	—	(3)	(6)		9
The Hiller Companies, LLC	First Lien Revolver	S + 5.00%	6/20/2030	5	3	3		7,9
PT Intermediate Holdings III, LLC	First Lien Term Loan	S + 5.00% (includes 1.75% PIK)	4/9/2030	8,127	8,108	8,107		7
PT Intermediate Holdings III, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	4/9/2030	109	108	107		6,9
				27,916	27,557	27,585	33.2%
Total non-controlled-non-affiliated Portfolio Company debt investments (8)				$157,022	$153,448	$154,643	186.1%

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
(4)
Unless otherwise indicated, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company. As of June 30, 2024, all of the Company’s investments were non-controlled, non-affiliated.
(5)
The interest rate on these loans is subject to 6-month SOFR, which as of June 30, 2024 was 5.25%.
(6)
The interest rate on these loans is subject to 1-month SOFR, which as of June 30, 2024 was 5.34%.
(7)
The interest rate on these loans is subject to 3-month SOFR, which as of June 30, 2024 was 5.32%.
(8)
All funded debt investments are income producing. As of June 30, 2024, there were no investments on non-accrual.

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Schedule of Investments (Unaudited) - Continued

June 30, 2024

(In thousands, except for unit and per unit data)

(9)
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

The following table is a listing of the Company’s unfunded commitments as of June 30, 2024 (in thousands):

Portfolio Company	Investment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value (3)
Any Hour LLC	First Lien Delayed Draw Term Loan	5/23/2026	$2,004	$(30)
Any Hour LLC	First Lien Revolver	5/23/2030	129	(2)
Aptean, Inc	First Lien Delayed Draw Term Loan	1/30/2026	776	—
Aptean, Inc	First Lien Revolver	1/30/2031	152	—
ASP Meteor Acquisition Co LLC	First Lien Delayed Draw Term Loan	9/1/2024	524	(13)
Blackbird Purchaser, Inc.	First Lien Delayed Draw Term Loan	12/19/2025	1,388	(21)
Blackbird Purchaser, Inc.	First Lien Revolver	12/19/2029	152	(2)
Brave Parent Holdings, Inc.	First Lien Delayed Draw Term Loan	5/28/2025	450	—
Brave Parent Holdings, Inc.	First Lien Revolver	11/29/2030	153	—
Dwyer Instruments, LLC	First Lien Delayed Draw Term Loan	12/22/2025	3,275	(49)
Enverus Holdings, Inc.	First Lien Delayed Draw Term Loan	12/22/2025	373	(5)
Enverus Holdings, Inc.	First Lien Revolver	12/24/2029	152	(2)
Foreside Financial Group, LLC	First Lien Delayed Draw Term Loan	3/13/2026	343	(5)
Foreside Financial Group, LLC	First Lien Delayed Draw Term Loan	3/13/2026	1,034	(16)
Galway Borrower, LLC	First Lien Delayed Draw Term Loan	2/9/2026	6,458	(65)
Galway Borrower, LLC	First Lien Revolver	9/29/2028	131	(1)
The GI Alliance Management, LLC	First Lien Delayed Draw Term Loan	3/6/2026	3,767	(75)
GS AcquisitionCo, Inc.	First Lien Delayed Draw Term Loan	3/26/2026	3,078	(15)
GS AcquisitionCo, Inc.	First Lien Revolver	5/25/2028	128	(1)
Harvey Tool Company, LLC	First Lien Delayed Draw Term Loan	4/15/2026	2,664	(27)
Harvey Tool Company, LLC	First Lien Revolver	4/15/2030	148	(1)
Higginbotham Insurance Agency, Inc.	First Lien Delayed Draw Term Loan	3/27/2026	5,141	(51)
The Hiller Companies, LLC	First Lien Delayed Draw Term Loan	6/22/2026	638	(6)
The Hiller Companies, LLC	First Lien Revolver	6/20/2030	143	(1)
Perkinelmer U.S. LLC	First Lien Delayed Draw Term Loan	5/10/2026	1,859	(28)
Petvet Care Centers, LLC	First Lien Delayed Draw Term Loan	11/17/2025	1,272	(25)
Petvet Care Centers, LLC	First Lien Revolver	11/15/2029	152	(4)
PT Intermediate Holdings III, LLC	First Lien Delayed Draw Term Loan	4/8/2026	662	(2)
Qnnect, LLC	First Lien Delayed Draw Term Loan	11/1/2024	3,480	—
Redwood Services Group, LLC	First Lien Delayed Draw Term Loan	8/29/2025	4,249	(79)
SG Acquisition, Inc.	First Lien Revolver	4/3/2030	152	—
Total Unfunded Portfolio Company Commitments			$45,027	$(526)

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Schedule of Investments (Unaudited)

December 31, 2023

(In thousands, except for unit and per unit data)

Portfolio Company	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal	Cost (2)	Fair Value (3)	% of Member’s Capital	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Aerospace & Defense
Qnnect, LLC	First Lien Term Loan	S + 7.00%	11/2/2029	$1,281	$1,243	$1,275		7
Qnnect, LLC	First Lien Delayed Draw Term Loan	S + 7.00%	11/2/2029	159	51	141		7,9
				1,440	1,294	1,416	1.7%
Banking, Finance, Insurance, and Real Estate
Higginbotham Insurance Agency, Inc.	First Lien Delayed Draw Term Loan	S + 5.50%	11/24/2028	4,517	4,372	4,484		6
SG Acquisition, Inc.	First Lien Term Loan	S + 5.50%	1/27/2027	656	632	653		7
SitusAMC Holdings Corporation	First Lien Term Loan	S + 5.50%	12/22/2027	552	534	552		7
				5,725	5,538	5,689	7.0%
Capital Equipment
Dwyer Instruments, LLC	First Lien Term Loan	S + 5.75%	7/21/2027	898	885	880		7
Dwyer Instruments, LLC	First Lien Delayed Draw Term Loan	S + 5.75%	7/21/2027	2,127	2,095	2,084		7
Dwyer Instruments, LLC	First Lien Term Loan	S + 5.75%	7/21/2027	2,809	2,754	2,753		7
Dwyer Instruments, LLC	First Lien Delayed Draw Term Loan	S + 5.75%	7/21/2027	—	(32)	(65)		9
				5,834	5,702	5,652	6.9%
Chemicals, Plastic, & Rubber
ASP Meteor Acquisition Co LLC	First Lien Term Loan	S + 7.00%	9/1/2029	2,558	2,444	2,475		6
ASP Meteor Acquisition Co LLC	First Lien Delayed Draw Term Loan	S + 7.00%	9/1/2029	1,170	1,089	1,111		6,9
Aurora Plastics, LLC	First Lien Term Loan	S + 4.75%	8/10/2028	1,468	1,337	1,372		6
Aurora Plastics, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	8/10/2028	986	898	922		6
				6,182	5,768	5,880	7.2%
Healthcare & Pharmaceuticals
The GI Alliance Management, LLC	First Lien Term Loan	S + 6.25%	9/15/2028	6,164	6,043	6,103		7
PerkinElmer U.S. LLC	First Lien Term Loan	S + 6.75%	3/13/2029	6,689	6,458	6,689		6
Petvet Care Centers, LLC	First Lien Term Loan	S + 6.00%	11/15/2030	9,750	9,557	9,555		6
Petvet Care Centers, LLC	First Lien Delayed Draw Term Loan	S + 6.00%	11/15/2030	—	(13)	(25)		9
Petvet Care Centers, LLC	First Lien Revolver	S + 6.00%	11/15/2029	—	(3)	(3)		9
				22,603	22,042	22,319	27.3%
High Tech Industries
Brave Parent Holdings, Inc.	First Lien Term Loan	S + 5.00%	11/29/2030	9,435	9,342	9,341		6
Brave Parent Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 5.00%	11/29/2030	—	(8)	(11)		9
Brave Parent Holdings, Inc.	First Lien Revolver	S + 5.00%	11/29/2030	—	(2)	(2)		9
Enverus Holdings, Inc.	First Lien Term Loan	S + 5.50%	12/24/2029	7,461	7,350	7,349		6
Enverus Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 5.50%	12/24/2029	—	(3)	(6)		9
Enverus Holdings, Inc.	First Lien Revolver	S + 5.50%	12/24/2029	—	(2)	(2)		9
Netwrix Corporation	First Lien Term Loan	S + 5.00%	6/11/2029	2,138	2,059	2,058		5
Netwrix Corporation	First Lien Delayed Draw Term Loan	S + 5.00%	6/11/2029	—	(172)	(174)		9
Rally Buyer, Inc.	First Lien Term Loan	S + 5.75%	7/19/2028	5,412	5,332	5,385		7
Rally Buyer, Inc.	First Lien Delayed Draw Term Loan	S + 5.75%	7/19/2028	934	912	927		7,9
Redwood Services Group, LLC	First Lien Term Loan	S + 6.25%	6/15/2029	5,645	5,505	5,645		6
Redwood Services Group, LLC	First Lien Delayed Draw Term Loan	S + 6.25%	6/15/2029	1,392	1,357	1,392		6
				32,417	31,670	31,902	39.0%
Services: Business
Chartwell Cumming Holding Corporation	First Lien Term Loan	S + 5.75%	11/16/2027	6,773	6,506	6,671		6
Chartwell Cumming Holding Corporation	First Lien Delayed Draw Term Loan	S + 5.75%	11/16/2027	450	432	443		6
Foreside Financial Group, LLC	First Lien Term Loan	S + 5.50%	9/30/2027	54	52	54		7
Foreside Financial Group, LLC	First Lien Delayed Draw Term Loan	S + 5.50%	9/30/2027	—	(19)	—		9
IG Investments Holdings, LLC	First Lien Term Loan	S + 6.00%	9/22/2028	2,030	1,970	2,030		7
IG Investments Holdings, LLC	First Lien Term Loan	S + 6.00%	9/22/2028	75	72	75		7
The NPD Group L.P.	First Lien Term Loan	S + 5.75%	12/1/2028	6,987	6,797	6,987		6
				16,369	15,810	16,260	19.9%
Transportation: Cargo
Capstone Acquisition Holdings, Inc.	First Lien Term Loan	S + 4.75%	11/12/2027	656	617	656		6
Capstone Acquisition Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 4.75%	11/12/2027	564	530	564		6
Seko Global Logistics Network, LLC	First Lien Term Loan	S + 5.00%	12/30/2026	592	569	571		5
Seko Global Logistics Network, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	12/30/2026	6,400	6,150	6,176		5
				8,212	7,866	7,967	9.7%
Wholesale
Blackbird Purchaser, Inc.	First Lien Term Loan	S + 5.50%	12/19/2030	10,047	9,847	9,846		7
Blackbird Purchaser, Inc.	First Lien Delayed Draw Term Loan	S + 5.50%	12/19/2030	—	(39)	(40)		9
Blackbird Purchaser, Inc.	First Lien Revolver	S + 5.50%	12/19/2029	—	(3)	(3)		9
				10,047	9,805	9,803	12.0%
Total non-controlled-non-affiliated Portfolio Company debt investments (8)				$108,829	$105,495	$106,888	130.7%

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
(6)
The interest rate on these loans is subject to 1-month SOFR, which as of December 31, 2023 was 5.35%.
(7)
The interest rate on these loans is subject to 3-month SOFR, which as of December 31, 2023 was 5.33%.
(8)
All funded debt investments are income producing. As of December 31, 2023, there were no investments on non-accrual.
(9)
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

Jefferies Credit Management LLC (the “Investment Adviser”), an investment adviser that is registered with the Securities and Exchange Commission (“SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), is our investment adviser. The Investment Adviser, subject to the overall supervision of our board of directors (the “Board of Directors” or the “Board”), will manage our day-to-day operations and provide investment advisory and management services to the Company.

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

As of June 30, 2024 and December 31, 2023, the Company’s consolidated subsidiaries were SCI BDC SPV I LLC and SCI BDC SPV II LLC, which were both wholly-owned. The consolidated financial statements include the accounts of the Company as well as these subsidiaries. All intercompany balances and transactions have been eliminated.

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

Cash and cash equivalents and restricted cash are carried at cost, which approximates fair value. Cash and cash equivalents held as of June 30, 2024 and December 31, 2023 was $15.8 million and $39.1 million, respectively. Restricted cash held as of June 30, 2024 and December 31, 2023 was $3.8 million and $0.5 million, respectively.

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

Investment Income Recognition

Interest Income

Interest income is recorded on an accrual basis and includes the accretion of discounts and amortization of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any.

PIK Income

The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Company’s statement of operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to unitholders in the form of dividends, even though the Company has not yet collected cash. During both the three and six months ended June 30, 2024, PIK income earned was $0.1 million.

Fee Income

The Company may receive various fees in the ordinary course of business such as structuring, consent, waiver, amendment, syndication and commitment fees as well as fees for managerial assistance rendered by the Company to the Portfolio Companies. Such fees are recognized as income when earned or the services are rendered.

Non-Accrual Income

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2024 and December 31, 2023, there were no loans placed on non-accrual status.

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

Unit Repurchases

In connection with the Company’s unit repurchase programs, the cost of units repurchased is charged to member’s capital on the trade date. There were no unit repurchases during the three and six months ended June 30, 2024.

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

For the three and six months ended June 30, 2024, the Company recognized $0.3 million and $0.5 million, respectively, of management fees, and $0.2 million and $0.3 million, respectively, of incentive fees before the impact of waived fees. For the three and six months ended June 30, 2024, $0.3 million and $0.5 million, respectively, of management fees were waived, and $0.2 million and $0.3 million, respectively, of incentive fees were waived.

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

Due to Investment Adviser

Prior to the commencement of operations on December 7, 2023, the Investment Adviser bore all organization and offering expenses in connection with the formation of the Company and the initial closing of the private offering. Following the commencement of operations, the Company will reimburse the Investment Adviser for these organization and offering costs up to a maximum aggregate amount of $1.5 million. Due to Investment Adviser of approximately $1.6 million and $1.6 million as of June 30, 2024 and December 31, 2023, respectively, in the Consolidated Statements of Assets and Liabilities includes primarily the reimbursement amount owed for organization and offering costs.

Note 4. Investments

The composition of the Company’s investment portfolio as of June 30, 2024 at cost and fair value was as follows (in thousands):

	Amortized Cost	% of Total Investments at Amortized Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt (1)	$153,448	100.0%	$154,643	100.0%
Total	$153,448	100.0%	$154,643	100.0%
(1)
First lien debt consists of first lien term loans, first lien delayed draw term loans and first lien revolvers.

The composition of the Company’s investment portfolio as of December 31, 2023 at cost and fair value was as follows (in thousands):

	Amortized Cost	% of Total Investments at Amortized Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt (1)	$105,495	100.0%	$106,888	100.0%
Total	$105,495	100.0%	$106,888	100.0%
(1)
First lien debt consists of first lien term loans, first lien delayed draw term loans and first lien revolvers.

The industry composition of investments as of June 30, 2024 at amortized cost and fair value was as follows (in thousands):

	June 30, 2024
	Investments at Amortized Cost	% of Investments at Amortized Cost	Investments at Fair Value	% of Investments at Fair Value
High Tech Industries	$41,991	27.4%	$42,490	27.5%
Wholesale	27,557	18.0%	27,585	17.8%
Healthcare & Pharmaceuticals	22,844	15.0%	22,861	14.8%
Banking, Finance, Insurance and Real Estate	17,070	11.1%	17,157	11.1%
Services: Business	16,153	10.5%	16,630	10.8%
Transportation: Cargo	7,890	5.1%	7,700	5.0%
Services: Consumer	7,056	4.6%	7,040	4.6%
Chemicals, Plastics, and Rubber	5,890	3.8%	6,065	3.9%
Capital Equipment	5,702	3.7%	5,682	3.7%
Aerospace & Defense	1,295	0.8%	1,433	0.8%
Total	$153,448	100.0%	$154,643	100.0%

The industry composition of investments as of December 31, 2023 at amortized cost and fair value was as follows (in thousands):

	December 31, 2023
	Investments at Amortized Cost	% of Investments at Amortized Cost	Investments at Fair Value	% of Investments at Fair Value
High Tech Industries	$31,670	30.0%	$31,902	29.8%
Healthcare & Pharmaceuticals	22,042	20.9%	22,319	20.9%
Services: Business	15,810	15.0%	16,260	15.2%
Wholesale	9,805	9.3%	9,804	9.2%
Transportation: Cargo	7,866	7.5%	7,967	7.5%
Chemicals, Plastics, and Rubber	5,768	5.5%	5,880	5.5%
Capital Equipment	5,702	5.4%	5,651	5.3%
Banking, Finance, Insurance and Real Estate	5,538	5.2%	5,689	5.3%
Aerospace & Defense	1,294	1.2%	1,416	1.3%
Total	$105,495	100.0%	$106,888	100.0%

The geographic composition of investments as of June 30, 2024 at cost and fair value was as follows (in thousands):

	June 30, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$153,448	$154,643	100.0%	186.1%
Total	$153,448	$154,643	100.0%	186.1%

The geographic composition of investments as of December 31, 2023 at cost and fair value was as follows (in thousands):

	December 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$105,495	$106,888	100.0%	130.7%
Total	$105,495	$106,888	100.0%	130.7%

As of June 30, 2024 and December 31, 2023, there were no investments in the portfolio on non-accrual status.

As of June 30, 2024 and December 31, 2023, on a fair value basis, 99.8% and 100.0% of debt investments, respectively, bore interest at a variable rate that may be determined by reference to either the SOFR or an alternative base rate.

Note 5. Fair Value Measurements

The following table presents the fair value of investments as of June 30, 2024, disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820 (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First Lien Debt (1)	$—	$—	$154,643	$154,643
Total	$—	$—	$154,643	$154,643
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

The following tables present change for the three and six months ended June 30, 2024 in the fair value of investments for which Level 3 inputs were used to determine fair value (in thousands):

	Three Months Ended June 30, 2024
	First Lien Debt	Total
Fair value, beginning of period	$117,762	$117,762
Purchases of investments	37,634	37,634
Proceeds from principal repayments and sales of investments	(1,001)	(1,001)
Accretion of discount/amortization of premium	186	186
Payment-in-kind interest	88	88
Net realized gain	—	—
Net change in unrealized appreciation (depreciation)	(26)	(26)
Fair value, end of period	$154,643	$154,643
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of June 30, 2024	$(26)	$(26)

	Six Months Ended June 30, 2024
	First Lien Debt	Total
Fair value, beginning of period	$106,888	$106,888
Purchases of investments	48,765	48,765
Proceeds from principal repayments and sales of investments	(1,228)	(1,228)
Accretion of discount/amortization of premium	328	328
Payment-in-kind interest	88	88
Net realized gain	—	—
Net change in unrealized appreciation (depreciation)	(198)	(198)
Fair value, end of period	$154,643	$154,643
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of June 30, 2024	$(198)	$(198)

Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three and six months ended June 30, 2024, there were no transfers into or out of Level 3.

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of June 30, 2024 and December 31, 2023. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	June 30, 2024
				Range
	Fair Value (in thousands)	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in first lien debt	$154,643	Yield analysis	Discount rate	8.9%	14.4%	10.0%

	December 31, 2023
				Range
	Fair Value (in thousands)	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in first lien debt	$106,888	Yield analysis	Discount rate	8.6%	11.9%	9.7%
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

Note 6. Debt

In accordance with the Investment Company Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 150% after such borrowing. As of June 30, 2024 and December 31, 2023, the Company’s asset coverage was 190.9% and 223.4%, respectively.

The Company’s outstanding debt obligations as of June 30, 2024 were as follows (in thousands):

	June 30, 2024
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Fair Value (1)	Unused Portion (2)	Amount Available (3)
Senior Secured Credit Facility	$200,000	$91,436	$91,436	$90,979	$108,564	$1,000
Total Debt Obligations	$200,000	$91,436	$91,436	$90,979	$108,564	$1,000

(1)
The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of June 30, 2024.
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

The following table summarizes the average and maximum debt outstanding, and the interest and debt issuance cost for the three and six months ended June 30, 2024 (in thousands):

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Average debt outstanding	$73,085	$59,968
Maximum amount of debt outstanding	$91,436	$91,436

Weighted average annualized interest cost (1)	8.14%	8.16%

Average 1-month SOFR rate	5.31%	5.32%

(1)
The calculation of weighted average interest rate does not include facility unused fees or the amortization of deferred financing costs.

The components of interest expense for the three and six months ended June 30, 2024 were as follows (in thousands):

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Borrowing interest expense	$1,479	$2,432
Facility undrawn and unused fees	186	394
Amortization of financing costs and debt issuance costs	129	258
Total interest expense	$1,794	$3,084

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

Borrowings under the Senior Secured Credit Facility will bear interest at Term SOFR or a Base Rate, in each case plus an applicable margin equal to 2.70% for borrowings that reference Term SOFR and 1.70% for borrowings that reference the Base Rate. The Company will also pay a fee of 0.50% on average daily undrawn amounts under the Senior Secured Credit Facility for the first 12 months from the effective date, 0.65% from December 8, 2024 through June 7, 2025, and 0.75% thereafter. In addition, under the Senior Secured Credit Facility, the Company is required to utilize a minimum amount of the financing commitments (such amount, the “Minimum Utilization Amount”), with unused amounts below such Minimum Utilization Amount accruing a fee.

The Senior Secured Credit Facility is secured by all of the SPV’s assets. The SPV assets and credit are not available to satisfy debts and obligations of Senior Credit Investments, LLC. Assets and liabilities of the SPV as of June 30, 2024 and December 31, 2023 are as follows (in thousands):

	June 30, 2024	December 31, 2023
Assets
Investments at fair value (1)	$153,471	$106,898
Restricted cash	3,754	468
Interest receivable	1,243	485
Deferred financing costs	2,303	2,561
Prepaid expenses and other assets	124	119
Total assets	$160,895	$110,531

Liabilities
Debt	$91,436	$66,294
Interest payable	1,665	368
Accrued expenses and other liabilities	41	22
Total liabilities	$93,142	$66,684
(1)
Investments at fair value do not include certain revolving and delayed draw terms loans which are held at Senior Credit Investments, LLC.

Both the SPV and the Company have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. As of June 30, 2024 and December 31, 2023, the Company was in compliance with all covenants and other requirements of the Senior Secured Credit Facility.

Note 7. Member’s Capital

Under the terms of our limited liability agreement, the Company is authorized to issue up to 1,000,000,000 common units. Our common units will be issued by us on a continuous basis at a price per unit generally equal to our next calculated net asset value (“NAV”) per unit.

On March 3, 2023, Jefferies Credit Partners LLC, an affiliate of the Investment Adviser, purchased 1,000 common units of the Company for $1,000. There were no common units issued or proceeds received for the three and six months ended June 30, 2024.

Net Asset Value per Unit and Offering Price

The Company determines NAV for its units as of the last day of each calendar month. Units are issued at an offering price equivalent to the most recent NAV per unit available, which will be the prior calendar day NAV per unit. The following table summarizes each month-end NAV per unit during the three and six months ended June 30, 2024:

For the Month Ended	NAV Per Unit
January 31, 2024	$1,846.89
February 29, 2024	$1,856.35
March 31, 2024	$1,859.46
April 30, 2024	$1,874.90
May 31, 2024	$1,849.67
June 30, 2024	$1,864.36

Distributions

The Board authorizes and declares distribution amounts per unit. The following table presents distributions that were declared during the three and six months ended June 30, 2024 (in thousands, except per unit data):

Declaration Date	Record Date	Payment Date	Per Unit	Amount
March 28, 2024	March 28, 2024	April 5, 2024	$5.6624	$252
May 13, 2024	May 28, 2024	June 6, 2024	37.1568	1,657
			$42.8192	$1,909

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

Note 8. Net Increase in Net Assets Per Unit

The following sets forth the computation of basic and diluted earnings per unit for the three and six months ended June 30, 2024 (in thousands, except unit and per unit data):

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Net increase in member's capital resulting from operations	$1,875	$3,235
Weighted average units outstanding	44,576	44,576
Net increase in net assets per unit resulting from operations - basic and diluted	$42.06	$72.57

Diluted net increase in net assets per unit resulting from operations is equal to basic net increase in net assets per unit resulting from operations because there were no common unit equivalents outstanding during the period presented.

Note 9. Commitments and Contingencies

The Company has commitments to fund various revolving and first lien senior secured delayed draw term loans. As of June 30, 2024 and December 31, 2023, the total unfunded commitments were $45.0 million and $18.6 million, respectively.

The Company has entered into an equity commitment letter with the SPV, in connection with the Company’s Senior Secured Credit Facility. See Note 6 to the consolidated financial statements for additional information.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At June 30, 2024, management is not aware of any pending or threatened material litigation.

Note 10. Financial Highlights

The following are the financial highlights for the six months ended June 30, 2024 (in thousands, except unit and per unit data):

Six Months Ended June 30, 2024
Per Unit Data:
Net asset value at beginning of period	$1,834.62
Net investment income (1)	77.01
Net realized gains (losses) and unrealized appreciation (depreciation) (2)	(4.45)
Net increase (decrease) in member’s capital from operations	1,907.18
Distributions declared (3)	(42.82)
Net asset value at end of period	$1,864.36

Total return based on net asset value (4)	4.0%
Units outstanding, end of period	44,576
Weighted average units outstanding	44,576

Ratio/Supplemental Data:
Member’s capital at end of period	$83,106
Annualized ratio of net expenses to average member’s capital (5)	10.6%
Annualized ratio of net expenses before voluntary waivers to average member’s capital (5)(6)	11.6%
Annualized ratio of net investment income to average member’s capital (5)	8.7%
Portfolio turnover rate	0.0%
Asset coverage ratio, end of period	190.9%

Capital Commitments Data:
Capital commitments, end of period	$300,000
Funded capital commitments, end of period	$80,998
% of capital commitments funded	27.0%

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

The Company received $15.0 million of proceeds relating to the issuance of common units for subscriptions effective after June 30, 2024.

On August 13, 2024, the Company’s Board of Directors declared a distribution of $35.7895 per unit, which is payable on September 6, 2024 to unitholders of record as of August 28, 2024.

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

Portfolio and Investment Activity

Our portfolio and investment activity during the three and six months ended June 30, 2024 is presented below (information at amortized cost unless otherwise indicated) (dollars in thousands):

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Total investments, beginning of period	$116,541	$105,495
New investments purchased	37,634	48,765
Payment-in-kind interest capitalized	88	88
Net accretion of discount on investments	186	328
Net realized gain on investments	—	—
Investments repaid	(1,001)	(1,228)
Total investments, end of period	$153,448	$153,448

Portfolio Companies at beginning of period	25	22
Number of new Portfolio Companies	4	7
Number of exited Portfolio Companies	—	—
Portfolio Companies at end of period	29	29

Our portfolio composition and weighted average yields as of June 30, 2024 and December 31, 2023 was as follows (dollars in millions):

	June 30, 2024	December 31, 2023
Weighted average yield on debt investments, at amortized cost (1)	11.6%	12.0%
Weighted average yield on debt investments, at fair value (1)	11.5%	11.8%
Weighted average EBITDA (2)	$199	$209
Weighted average loan-to-value (“LTV”) (3)	37%	37%
Percentage of first lien secured debt portfolio investments, at fair value	100%	100%
Percentage of debt investments bearing a floating rate, at fair value	99.8%	100%

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

As of June 30, 2024 and December 31, 2023, there were no investments on non-accrual status.

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

Our critical accounting estimates should be read in conjunction with our risk factors described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023 and as described in Note 2 of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.

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

The Company’s board of directors (the “Board of Directors” or the “Board”) has designated the Investment Adviser as its “Valuation Designee” pursuant to Rule 2a-5 under the Investment Company Act, and in that role, the Investment Adviser is responsible for performing fair value determinations relating to all of the Company’s investments, including periodically assessing and managing any material valuation risks and establishing and applying fair value methodologies, in accordance with valuation policies and procedures that have been approved by the Company’s Board of Directors. Even though the Company’s Board of Directors designated the Company’s Investment Adviser as “Valuation Designee,” the Company’s Board of Directors continues to be responsible for overseeing the processes for determining fair valuation.

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

Results of Operations

Operating results for the three and six months ended June 30, 2024 was as follows (in thousands):

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Total investment income	$4,356	$7,975
Net expenses	2,455	4,542
Net investment income	1,901	3,433
Net realized gain	—	—
Net change in unrealized depreciation	(26)	(198)
Net increase in member’s capital resulting from operations	$1,875	$3,235

Net increase in member’s capital resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. The Company completed its acquisition of initial loans and commitments and began operations on December 4, 2023. Accordingly, there is no activity in the comparable period to June 30, 2024.

Investment Income

Investment income, was as follows (in thousands):

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Interest income	$4,120	$7,693
Payment-in-kind interest income	101	101
Other income	135	181
Total investment income	$4,356	$7,975

For the three and six months ended June 30, 2024, total investment income was $4.4 million and $8.0 million, respectively, driven primarily by income earned on our investments. The size of our investment portfolio at fair value increased to $154.6 million at June 30, 2024 from $106.9 million at December 31, 2023.

Expenses

Expenses were as follows (in thousands):

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Interest and other financing expenses	$1,794	$3,084
Management fees	258	514
Income-based incentive fees	237	346
Capital gains incentive fees	(3)	(25)
Other general and administrative expenses	661	1,458
Total expenses before Fee Waiver	2,947	5,377
Management fees waived	(258)	(514)
Incentive fees waived	(234)	(321)
Net expenses	$2,455	$4,542

For the three and six months ended June 30, 2024, net expenses were $2.5 million and $4.5 million, respectively, primarily attributable to interest and other financing expenses partially offset by the Fee Waivers from our Investment Adviser.

Interest and other financing expenses

Total interest expense (including unused fees and amortization of deferred financing and debt issuance costs) of $1.8 million and $3.1 million, respectively, for the three and six months ended June 30, 2024 was driven by $73.1 million and $60.0 million, respectively, of average borrowings under our credit facility.

Management fees

For the three and six months ended June 30, 2024, management fees were $0.3 million and $0.5 million, respectively. Management fees are incurred at annual rate of 1.25% of the average value of our net assets at the end of the most recently completed calendar quarter. The Investment Adviser has agreed to waive the management fees for the one-year period following the initial closing, which resulted in a waiver of $0.3 million and $0.5 million, respectively, for the three and six months ended June 30, 2024.

Incentive fees

For the three and six months ended June 30, 2024, total incentive fees were $0.2 million and $0.3 million, respectively. The Investment Adviser has agreed to waive the incentive fee for the first one-year period following the initial closing, which resulted in a waiver of $0.2 million and $0.3 million, respectively, for the three and six months ended June 30, 2024.

Net Realized Gain (Loss)

For the three and six months ended June 30, 2024, we had no realized gains (losses) on investments.

Net Unrealized Appreciation (Depreciation)

Net unrealized appreciation (depreciation) was comprised of the following (in thousands):

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Non-controlled/non-affiliated investments
Net unrealized depreciation	$(26)	$(198)

For the three and six months ended June 30, 2024, we recognized gross unrealized appreciation on investments of $0.5 million and $0.8 million, respectively, and gross unrealized depreciation on investments of $0.5 million and $1.0 million, respectively, resulting in net change in unrealized depreciation of $0.0 million and $0.2 million, respectively, on investments.

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

As of June 30, 2024, we had one Senior Secured Credit Facility outstanding with a maximum available amount of $200 million that is committed to increase to $400 million on December 7, 2024. We may enter into additional credit facilities, increase the size of our existing credit facilities or issue additional debt securities, including debt securitizations and unsecured debt. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the Investment Company Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness is at least 150%.

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

Debt

As of June 30, 2024, we had an aggregate principal amount of $91.4 million of debt outstanding under our Senior Secured Credit Facility. The Senior Secured Credit Facility matures on December 7, 2028, unless there is an earlier termination or an acceleration following an event of default.

See Note 6 to the consolidated financial statements for information on the Company’s debt.

Member’s Capital

See Note 7 to the consolidated financial statements for information on the Company’s common units and related capital activities.

Distributions

The Board authorizes and declares distribution amounts per unit. The following table presents distributions that were declared during the three and six months ended June 30, 2024 (in thousands, except per unit data):

Declaration Date	Record Date	Payment Date	Per Unit	Amount
March 28, 2024	March 28, 2024	April 5, 2024	$5.6624	$252
May 13, 2024	May 28, 2024	June 6, 2024	37.1568	1,657
			$42.8192	$1,909

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

There were no common units issued or proceeds received for the three and six months ended June 30, 2024.

Contractual Obligations

We have entered into the Investment Advisory Agreement with the Investment Adviser to provide us with investment advisory services and the Administration Agreement with the Administrator to provide us with administrative services. Payments for investment advisory services under the Investment Advisory Agreements and reimbursements under the Administration Agreement and support are described in Note 2 and Note 3 to the consolidated financial statements.

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

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. At June 30, 2024, management is not aware of any pending or threatened litigation.

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

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized appreciation or depreciation reflected in the valuations currently assigned. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” and “—Fair Value Measurements” as well as Notes 2 and 5 to our consolidated financial statements for more information relating to our investment valuation.

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

As of June 30, 2024, on a fair value basis, 99.8% of our debt portfolio investments bore interest at variable rates, which are SOFR based and typically have durations of one to six months after which they reset to current market interest rates, and substantially all are subject to certain floors. Our Senior Secured Credit Facility bears interest at a Term SOFR or a Base Rate, in each case plus an applicable margin equal to 2.70% for borrowings that reference Term SOFR and 1.70% for borrowings that reference the Base Rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

The following table shows the estimated annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio and outstanding debt as of June 30, 2024, assuming no changes in our investment and borrowing structure (in thousands):

Basis Point Change	Interest Income	Interest Expense	Net Income
Up 200 basis points	$3,134	$(1,829)	$1,305
Up 100 basis points	1,567	(914)	653
Up 50 basis points	784	(457)	327
Down 50 basis points	(784)	457	(327)
Down 100 basis points	(1,567)	914	(653)
Down 200 basis points	(3,134)	1,829	(1,305)

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

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2024, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

(b) Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
10.1

Amendment to Transfer Agency and Registrar Services Agreement, dated as of April 1, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on May 13, 2024).

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

Senior Credit Investments, LLC

Date: August 13, 2024	By:	/s/ Jason Kennedy
Jason Kennedy
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 13, 2024	By:	/s/ John Dalton
John Dalton
Chief Financial Officer
(Principal Financial Officer)