Form 10-Q
period 2024-09-30
Senior Credit Investments, LLC
filed 2024-11-13
CIK 1959568

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 8, 2024, the registrant had 68,738 common units outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Statements of Assets and Liabilities (Unaudited)

(In thousands, except for unit and per unit data)

	September 30, 2024	December 31, 2023
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (amortized cost of $259,337 and $105,495, at September 30, 2024 and December 31, 2023, respectively)	$259,073	$106,888
Cash and cash equivalents	12,659	39,094
Restricted cash	5,466	468
Interest receivable	2,402	529
Deferred financing costs	2,241	2,815
Deferred offering costs	125	635
Prepaid expenses and other assets	78	331
Total assets	$282,044	$150,760
Liabilities
Debt	$154,603	$66,294
Subscriptions received in advance	5,000	—
Interest payable	2,606	368
Due to Investment Adviser	1,596	1,625
Accrued expenses and other liabilities	632	693
Total liabilities	$164,437	$68,980
Commitments and contingencies (Note 9)
Member’s Capital
Common units (63,363 and 44,576 units issued and outstanding, at September 30, 2024 and December 31, 2023, respectively)	$115,943	$80,943
Accumulated distributable earnings	1,664	837
Total member’s capital	$117,607	$81,780
Total liabilities and member’s capital	$282,044	$150,760

Net Asset Value Per Unit
Net assets	$117,607	$81,780
Common units outstanding (1,000,000,000 units authorized, at September 30, 2024 and December 31, 2023)	63,363	44,576
Net asset value per unit	$1,856.08	$1,834.62

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Statement of Operations (Unaudited)

(In thousands, except for unit and per unit data)

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Investment Income
Non-controlled/non-affiliated investments
Interest income	$6,077	$13,770
Payment-in-kind interest income	90	191
Other income	201	382
Total investment income	6,368	14,343
Operating Expenses
Interest and other financing expenses	2,737	5,821
Management fees	315	829
Income-based incentive fees	373	719
Capital gains incentive fees	(149)	(174)
Other general and administrative expenses	646	2,104
Total expenses before Fee Waiver	3,922	9,299
Management fees waived	(315)	(829)
Incentive fees waived	(224)	(545)
Net expenses	3,383	7,925
Net investment income	2,985	6,418
Net Realized Gain (Loss) and Change in Unrealized Appreciation (Depreciation)
Net realized gain (loss):
Non-controlled/non-affiliated investments	—	—
Net realized gain	—	—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(1,459)	(1,657)
Net change in unrealized depreciation	(1,459)	(1,657)
Net realized gain and change in unrealized depreciation	(1,459)	(1,657)
Net Increase in Member’s Capital Resulting from Operations	$1,526	$4,761
Net Increase in Net Assets Resulting from Operations - Basic and Diluted (Note 8)	$27.64	$98.89
Weighted Average Units Outstanding (Note 8)	55,211	48,147

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Statement of Changes in Member’s Capital (Unaudited)

(In thousands, except for unit and per unit data)

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Net Increase (Decrease) in Member’s Capital Resulting from Operations
Net investment income	$2,985	$6,418
Net realized gains in investments	—	—
Net change in unrealized depreciation	(1,459)	(1,657)
Net increase in member’s capital resulting from operations	1,526	4,761

Distributions to Unitholders
Distributions declared	(2,025)	(3,934)
Net decrease in member’s capital resulting from distributions to unitholders	(2,025)	(3,934)

Capital Transactions
Issuance of common units	35,000	35,000
Net increase in member’s capital from common unit transactions	35,000	35,000

Member’s Capital
Total increase in member’s capital during the period	34,501	35,827
Member’s capital, beginning of period	83,106	81,780
Member’s Capital at End of Period	$117,607	$117,607

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Statement of Cash Flows (Unaudited)

(In thousands, except for unit and per unit data)

Nine Months Ended September 30, 2024
Operating Activities
Net increase in member’s capital resulting from operations	$4,761
Adjustments to reconcile net increase in member’s capital resulting from operations to net cash used in operating activities:
Net realized gains on investments	—
Net change in unrealized depreciation on investments	1,657
Net accretion of discount and amortization of premium	(545)
Amortization of deferred financing costs	389
Amortization of offering costs	510
Payment-in-kind interest and fees capitalized	(260)
Purchase of investments	(155,601)
Proceeds from sale of investments and principal repayments	2,564
Changes in assets and liabilities:
Interest receivable	(1,873)
Prepaid expenses and other assets	253
Interest payable	2,238
Due to Investment Adviser	(29)
Accrued expenses and other liabilities	132
Net Cash Used in Operating Activities	(145,804)
Financing Activities
Borrowings on debt	123,709
Repayments on debt	(35,400)
Financing costs paid and deferred	(8)
Proceeds from issuance of common units	35,000
Subscriptions received in advance	5,000
Distributions paid to unitholders	(3,934)
Net Cash Provided by Financing Activities	124,367
Cash and Cash Equivalents and Restricted Cash
Net decrease in cash and cash equivalents and restricted cash	(21,437)
Cash and cash equivalents and restricted cash, beginning of period	39,562
Cash and cash equivalents and restricted cash, end of period	$18,125

Supplemental Disclosure of Non-Cash Information
Cash paid for interest	$3,194
Cash paid for taxes	$8

The following table presents cash and cash equivalents and restricted cash by category within the Consolidated Statements of Assets and Liabilities (in thousands):

September 30, 2024
Cash and cash equivalents	$12,659
Restricted cash	5,466
Cash and cash equivalents and restricted cash	$18,125

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2024

(In thousands, except for unit and per unit data)

Portfolio Company	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Member’s Capital	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Air Freight & Logistics
Capstone Acquisition Holdings, Inc.	First Lien Term Loan	S + 4.50%	11/12/2029	$4,676	$4,589	$4,641		6
Capstone Acquisition Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	11/12/2029	—	(2)	(5)		9
Seko Global Logistics Network, LLC	First Lien Term Loan	S + 8.00%	12/30/2026	596	578	440		6
Seko Global Logistics Network, LLC	First Lien Delayed Draw Term Loan	S + 8.00%	12/30/2026	6,448	6,252	4,755		10
					11,417	9,831	8.4%
Chemicals
ASP Meteor Acquisition Co LLC	First Lien Term Loan	S + 7.00%	9/1/2029	2,538	2,436	2,487		6
ASP Meteor Acquisition Co LLC	First Lien Delayed Draw Term Loan	S + 7.00%	9/1/2029	1,282	1,230	1,257		6
Aurora Plastics, LLC	First Lien Term Loan	S + 4.75%	8/10/2028	1,457	1,344	1,413		6
Aurora Plastics, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	8/10/2028	979	902	949		6
					5,912	6,106	5.2%
Commercial Services & Supplies
The Hiller Companies, LLC	First Lien Term Loan	S + 5.00%	6/20/2030	2,318	2,295	2,294		6
The Hiller Companies, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	6/20/2030	127	124	121		7,9
The Hiller Companies, LLC	First Lien Revolver	S + 5.00%	6/20/2030	—	(1)	(1)		9
NRO Holdings III Corp.	First Lien Term Loan	S + 5.25%	7/15/2031	190	187	186		7
NRO Holdings III Corp.	First Lien Delayed Draw Term Loan	S + 5.25%	7/15/2031	—	(1)	(1)		9
NRO Holdings III Corp.	First Lien Revolver	S + 5.25%	7/15/2030	—	(1)	(1)		9
					2,603	2,598	2.2%
Diversified Consumer Services
Any Hour LLC	First Lien Term Loan	S + 5.00%	5/23/2030	6,846	6,748	6,743		7
Any Hour LLC	First Lien Delayed Draw Term Loan	S + 5.00%	5/23/2030	194	178	164		7,9
Any Hour LLC	First Lien Revolver	S + 5.00%	5/23/2030	47	45	45		7,9
KL Stockton Intermediate II, LLC	First Lien Term Loan	13.00% PIK	5/23/2031	310	304	310
					7,275	7,262	6.2%
Electrical Equipment
Trystar, LLC	First Lien Term Loan	S + 4.50%	8/6/2031	5,148	5,097	5,096		7
Trystar, LLC	First Lien Term Loan	S + 4.50%	8/6/2031	2,059	2,038	2,038		7
Trystar, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	8/6/2031	—	(13)	(26)		9
Trystar, LLC	First Lien Revolver	S + 4.50%	8/6/2031	—	(1)	(1)		9
					7,121	7,107	6.0%
Electronic Equipment, Instruments & Components
Dwyer Instruments, LLC	First Lien Term Loan	S + 5.75%	7/21/2027	891	880	882		7
Dwyer Instruments, LLC	First Lien Delayed Draw Term Loan	S + 5.75%	7/21/2027	2,111	2,085	2,090		7
Dwyer Instruments, LLC	First Lien Term Loan	S + 5.75%	7/21/2027	2,802	2,757	2,774		7
Dwyer Instruments, LLC	First Lien Delayed Draw Term Loan	S + 5.75%	7/21/2027	—	(25)	(32)		9
Qnnect, LLC	First Lien Term Loan	S + 6.75%	11/2/2029	1,271	1,237	1,259		5
Qnnect, LLC	First Lien Delayed Draw Term Loan	S + 6.75%	11/2/2029	158	59	121		5,9
					6,993	7,094	6.0%
Financial Services
SitusAMC Holdings Corporation	First Lien Term Loan	S + 5.50%	12/22/2027	552	537	549		7
SitusAMC Holdings Corporation	First Lien Term Loan	S + 5.50%	12/22/2027	8,383	8,343	8,341		7
					8,880	8,890	7.6%
Health Care Equipment & Supplies
Perkinelmer U.S. LLC	First Lien Term Loan	S + 5.00%	3/13/2029	6,639	6,434	6,639		6
Perkinelmer U.S. LLC	First Lien Delayed Draw Term Loan	S + 5.00%	3/13/2029	1,394	1,371	1,394		6,9
					7,805	8,033	6.8%

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Schedule of Investments (Unaudited) - Continued

September 30, 2024

(In thousands, except for unit and per unit data)

Portfolio Company	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Member’s Capital	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Health Care Providers & Services
AB Centers Acquisition Corporation	First Lien Term Loan	S + 5.25%	7/2/2031	$7,874	$7,759	$7,756		7
AB Centers Acquisition Corporation	First Lien Delayed Draw Term Loan	S + 5.25%	7/2/2031	—	(10)	(21)		9
AB Centers Acquisition Corporation	First Lien Revolver	S + 5.25%	7/2/2031	—	(2)	(2)		9
Coding Solutions Acquisition, Inc.	First Lien Term Loan	S + 5.00%	8/7/2031	9,468	9,360	9,373		5
Coding Solutions Acquisition, Inc.	First Lien Delayed Draw Term Loan	S + 5.00%	8/7/2031	—	(13)	(18)		9
Coding Solutions Acquisition, Inc.	First Lien Revolver	S + 5.00%	8/7/2031	35	33	34		6,9
The GI Alliance Management, LLC	First Lien Term Loan	S + 5.50%	9/15/2028	6,118	6,012	6,056		6
The GI Alliance Management, LLC	First Lien Term Loan	S + 5.50%	9/15/2028	934	925	924		7
The GI Alliance Management, LLC	First Lien Delayed Draw Term Loan	S + 5.50%	9/15/2028	503	465	466		6,9
Petvet Care Centers, LLC	First Lien Term Loan	S + 6.00%	11/15/2030	9,677	9,499	9,387		6
Petvet Care Centers, LLC	First Lien Delayed Draw Term Loan	S + 6.00%	11/15/2030	—	(11)	(38)		9
Petvet Care Centers, LLC	First Lien Revolver	S + 6.00%	11/15/2029	—	(3)	(5)		9
PPV Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	S + 5.25%	8/31/2029	—	(34)	(70)		9
Vital Care Buyer, LLC	First Lien Term Loan	S + 4.75%	7/30/2031	2,794	2,766	2,766		7
Vital Care Buyer, LLC	First Lien Revolver	S + 4.75%	7/30/2031	—	(1)	(1)		9
					36,745	36,607	31.1%
Health Care Technology
Healthedge Software, Inc	First Lien Term Loan	S + 4.75%	7/16/2031	2,644	2,618	2,617		6
Healthedge Software, Inc	First Lien Delayed Draw Term Loan	S + 4.75%	7/16/2031	—	(6)	(12)		9
Healthedge Software, Inc	First Lien Revolver	S + 4.75%	7/16/2031	—	(1)	(1)		9
Kona Buyer, LLC	First Lien Term Loan	S + 4.50%	7/23/2031	5,239	5,187	5,186		7
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	7/23/2031	—	—	(15)		9
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	7/23/2031	—	(7)	(15)		9
Kona Buyer, LLC	First Lien Revolver	S + 4.50%	7/23/2031	—	(1)	(1)		9
					7,790	7,759	6.6%
Insurance
Galway Borrower LLC	First Lien Term Loan	S + 4.50%	9/29/2028	5,065	5,016	5,014		7
Galway Borrower, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	9/29/2028	52	22	(17)		7,9
Galway Borrower LLC	First Lien Delayed Draw Term Loan	S + 4.50%	9/29/2028	36	35	35		7,9
Galway Borrower, LLC	First Lien Revolver	S + 4.50%	9/29/2028	40	38	38		7,9
Higginbotham Insurance Agency, Inc.	First Lien Term Loan	S + 4.50%	11/24/2028	4,483	4,356	4,479		6
Higginbotham Insurance Agency, Inc.	First Lien Delayed Draw Term Loan	S + 4.75%	11/24/2028	1,007	976	1,007		6,9
Integrity Marketing Acquisition, LLC	First Lien Term Loan	S + 5.00%	8/25/2028	4,967	4,918	4,917		7
Integrity Marketing Acquisition, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	8/25/2028	—	(16)	(33)		9
Integrity Marketing Acquisition, LLC	First Lien Revolver	S + 5.00%	8/25/2028	—	(1)	(1)		9
SG Acquisition, Inc.	First Lien Term Loan	S + 4.75%	4/3/2030	11,269	11,243	11,269		7
SG Acquisition, Inc.	First Lien Revolver	S + 5.00%	4/3/2030	—	(1)	—		9
					26,586	26,708	22.7%
IT Services
Redwood Services Group, LLC	First Lien Term Loan	S + 6.25%	6/15/2029	5,602	5,477	5,602		7
Redwood Services Group, LLC	First Lien Delayed Draw Term Loan	S + 6.25%	6/15/2029	1,381	1,351	1,381		7
Redwood Services Group, LLC	First Lien Delayed Draw Term Loan	S + 5.75%	6/15/2029	320	278	252		7,9
Victors Purchaser, LLC	First Lien Term Loan	S + 4.75%	8/15/2031	8,048	7,968	7,967		7
Victors Purchaser, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	8/15/2031	—	(9)	(19)		9
Victors Purchaser, LLC	First Lien Revolver	S + 4.75%	8/15/2031	—	(1)	(1)		9
					15,064	15,182	12.9%

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Schedule of Investments (Unaudited) - Continued

September 30, 2024

(In thousands, except for unit and per unit data)

Portfolio Company	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Member’s Capital	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Life Sciences Tools & Services
Advarra Holdings, Inc	First Lien Term Loan	S + 4.50%	9/15/2031	$9,754	$9,705	$9,705		6
Advarra Holdings, Inc	First Lien Delayed Draw Term Loan	S + 4.50%	9/15/2031	—	(1)	(2)		9
					9,704	9,703	8.3%
Machinery
Harvey Tool Company, LLC	First Lien Term Loan	S + 5.50%	10/26/2027	6,767	6,704	6,700		6
Harvey Tool Company, LLC	First Lien Delayed Draw Term Loan	S + 5.50%	10/26/2027	—	(13)	(27)		9
Harvey Tool Company, LLC	First Lien Revolver	S + 5.50%	10/26/2027	—	(1)	(1)		9
					6,690	6,672	5.7%
Professional Services
Chartwell Cumming Holding Corporation	First Lien Term Loan	S + 5.25%	11/16/2027	6,721	6,498	6,721		5
Chartwell Cumming Holding Corporation	First Lien Delayed Draw Term Loan	S + 5.25%	11/16/2027	446	431	446		5
Eclipse Buyer, Inc.	First Lien Term Loan	S + 4.75%	9/5/2031	5,207	5,155	5,155		7
Eclipse Buyer, Inc.	First Lien Delayed Draw Term Loan	S + 4.75%	9/5/2031	—	(4)	(9)		9
Eclipse Buyer, Inc.	First Lien Revolver	S + 4.75%	9/5/2031	—	(1)	(1)		9
Foreside Financial Group, LLC	First Lien Term Loan	S + 5.25%	9/30/2027	460	446	455		7
Foreside Financial Group, LLC	First Lien Delayed Draw Term Loan	S + 5.25%	9/30/2027	—	(6)	(3)		9
Foreside Financial Group, LLC	First Lien Delayed Draw Term Loan	S + 5.25%	9/30/2027	—	(9)	(10)		9
IG Investments Holdings, LLC	First Lien Term Loan	S + 6.00%	9/22/2028	2,015	1,962	2,004		7
IG Investments Holdings, LLC	First Lien Term Loan	S + 6.00%	9/22/2028	74	72	74		7
IRI Group Holdings, Inc (f/k/a The NPD Group L.P.)	First Lien Term Loan	S + 5.00%	12/1/2028	6,982	6,816	6,982		6
					21,360	21,814	18.5%
Software
Aptean, Inc	First Lien Term Loan	S + 5.25%	1/30/2031	4,736	4,692	4,736		6
Aptean, Inc	First Lien Delayed Draw Term Loan	S + 5.25%	1/30/2031	12	9	11		7,9
Aptean, Inc	First Lien Revolver	S + 5.25%	1/30/2031	—	(1)	—		9
Brave Parent Holdings, Inc.	First Lien Term Loan	S + 5.00%	11/29/2030	9,388	9,302	9,388		7
Brave Parent Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 5.00%	11/29/2030	619	607	619		7,9
Brave Parent Holdings, Inc.	First Lien Revolver	S + 5.00%	11/29/2030	—	(1)	—		9
CB Buyer, Inc.	First Lien Term Loan	S + 5.25%	7/1/2031	6,864	6,797	6,795		7
CB Buyer, Inc.	First Lien Delayed Draw Term Loan	S + 5.25%	7/1/2031	—	(9)	(19)		9
CB Buyer, Inc.	First Lien Revolver	S + 5.25%	7/1/2031	—	(1)	(1)		9
Enverus Holdings, Inc.	First Lien Term Loan	S + 5.50%	12/24/2029	7,424	7,323	7,387		6
Enverus Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 5.50%	12/24/2029	—	(2)	(2)		9
Enverus Holdings, Inc.	First Lien Revolver	S + 5.50%	12/24/2029	10	8	9		6,9
GS AcquisitionCo, Inc.	First Lien Term Loan	S + 5.25%	5/25/2028	2,172	2,162	2,162		7
GS AcquisitionCo, Inc.	First Lien Delayed Draw Term Loan	S + 5.25%	5/25/2028	—	(2)	(5)		9
GS AcquisitionCo, Inc.	First Lien Revolver	S + 5.25%	5/25/2028	19	18	18		7,9
Netwrix Corporation	First Lien Term Loan	S + 5.50%	6/11/2029	6,602	6,363	6,569		7
Rally Buyer, Inc.	First Lien Term Loan	S + 5.75% (includes 1.75% PIK)	7/19/2028	5,420	5,351	5,203		7
Rally Buyer, Inc.	First Lien Delayed Draw Term Loan	S + 5.75% (includes 1.75% PIK)	7/19/2028	1,239	1,220	1,189		7
Sapphire Software Buyer, Inc.	First Lien Term Loan	S + 5.00%	9/30/2031	9,080	8,988	8,989		7
Sapphire Software Buyer, Inc.	First Lien Revolver	S + 5.00%	9/30/2031	—	(1)	(1)		9
					52,823	53,047	45.1%

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Schedule of Investments (Unaudited) - Continued

September 30, 2024

(In thousands, except for unit and per unit data)

Portfolio Company	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Member’s Capital	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Trading Companies & Distributors
Blackbird Purchaser, Inc.	First Lien Term Loan	S + 5.50%	12/19/2030	$9,972	$9,788	$9,872		7
Blackbird Purchaser, Inc.	First Lien Delayed Draw Term Loan	S + 5.50%	12/19/2030	591	555	572		7,9
Blackbird Purchaser, Inc.	First Lien Revolver	S + 5.50%	12/19/2029	23	20	21		7,9
PT Intermediate Holdings III, LLC	First Lien Term Loan	S + 5.00% (includes 1.75% PIK)	4/9/2030	8,344	8,325	8,323		7
PT Intermediate Holdings III, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	4/9/2030	—	(1)	(1)		9
Vessco Midco Holdings, LLC	First Lien Term Loan	S + 5.25%	7/24/2031	5,408	5,355	5,354		6
Vessco Midco Holdings, LLC	First Lien Delayed Draw Term Loan	S + 5.25%	7/24/2031	264	254	246		5,9
Vessco Midco Holdings, LLC	First Lien Revolver	S + 5.25%	7/24/2031	—	(1)	(1)		9
					24,295	24,386	20.7%
Total non-controlled-non-affiliated Portfolio Company debt investments (8)					259,063	258,799	220.1%
Equity Investments
Preferred Stock
Professional Services
Eclipse Topco, Inc.	Preferred Stock			28	274	274
Total non-controlled-non-affiliated Portfolio Company equity investments				28	274	274	0.2%
Total non-controlled-non-affiliated Portfolio Company investments					$259,337	$259,073	220.3%

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
(4)
Unless otherwise indicated, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company. As of September 30, 2024, all of the Company’s investments were non-controlled, non-affiliated.
(5)
The interest rate on these loans is subject to 6-month SOFR, which as of September 30, 2024 was 4.25%.
(6)
The interest rate on these loans is subject to 1-month SOFR, which as of September 30, 2024 was 4.85%.
(7)
The interest rate on these loans is subject to 3-month SOFR, which as of September 30, 2024 was 4.59%.
(8)
All funded debt investments are income producing. As of September 30, 2024, there were no investments on non-accrual.
(9)
All or a portion of the position is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. For investments in delayed draw term loans and revolvers, the cost basis is adjusted for any market discount or original issue discount received on the total balance committed. As a result, the purchase of commitments not fully funded may result in a negative cost and fair value until funded. See the following table for more information on the Company’s unfunded commitments.
(10)
The interest rate on $4.1 million of principal loans is subject to 1-month SOFR, which as of September 30, 2024 was 4.85% and the interest rate on $2.3 million of principal loans is subject to 3-month SOFR, which as of September 30, 2024 was 4.59%.

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Schedule of Investments (Unaudited) - Continued

September 30, 2024

(In thousands, except for unit and per unit data)

The following table is a listing of the Company’s unfunded commitments as of September 30, 2024 (in thousands):

Portfolio Company	Investment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value (3)
AB Centers Acquisition Corporation	First Lien Delayed Draw Term Loan	7/2/2026	$1,432	$(22)
AB Centers Acquisition Corporation	First Lien Revolver	7/2/2031	145	(2)
Advarra Holdings, Inc	First Lien Delayed Draw Term Loan	9/14/2026	491	(3)
Any Hour LLC	First Lien Delayed Draw Term Loan	5/23/2026	1,809	(27)
Any Hour LLC	First Lien Revolver	5/23/2030	100	(2)
Aptean, Inc	First Lien Delayed Draw Term Loan	1/30/2026	570	—
Aptean, Inc	First Lien Revolver	1/30/2031	152	—
Blackbird Purchaser, Inc.	First Lien Delayed Draw Term Loan	12/19/2025	1,388	(14)
Blackbird Purchaser, Inc.	First Lien Revolver	12/19/2029	129	(1)
Brave Parent Holdings, Inc.	First Lien Delayed Draw Term Loan	5/28/2025	450	—
Brave Parent Holdings, Inc.	First Lien Revolver	11/29/2030	152	—
Capstone Acquisition Holdings, Inc.	First Lien Delayed Draw Term Loan	8/28/2026	729	(6)
CB Buyer, Inc.	First Lien Delayed Draw Term Loan	7/1/2026	1,933	(19)
CB Buyer, Inc.	First Lien Revolver	7/1/2031	147	(1)
Coding Solutions Acquisition, Inc.	First Lien Delayed Draw Term Loan	8/7/2026	1,709	(17)
Coding Solutions Acquisition, Inc.	First Lien Revolver	8/7/2031	105	(1)
Dwyer Instruments, LLC	First Lien Delayed Draw Term Loan	12/22/2025	3,275	(33)
Eclipse Buyer, Inc.	First Lien Delayed Draw Term Loan	9/6/2026	882	(9)
Eclipse Buyer, Inc.	First Lien Revolver	9/5/2031	140	(1)
Enverus Holdings, Inc.	First Lien Delayed Draw Term Loan	12/22/2025	373	(2)
Enverus Holdings, Inc.	First Lien Revolver	12/24/2029	143	(1)
Foreside Financial Group, LLC	First Lien Delayed Draw Term Loan	3/13/2026	294	(3)
Foreside Financial Group, LLC	First Lien Delayed Draw Term Loan	3/13/2026	1,034	(10)
Galway Borrower, LLC	First Lien Delayed Draw Term Loan	2/6/2026	6,905	(69)
Galway Borrower LLC	First Lien Delayed Draw Term Loan	10/28/2025	60	(1)
Galway Borrower, LLC	First Lien Revolver	9/29/2028	112	(1)
The GI Alliance Management, LLC	First Lien Delayed Draw Term Loan	3/6/2026	3,264	(33)
GS AcquisitionCo, Inc.	First Lien Delayed Draw Term Loan	3/26/2026	1,073	(5)
GS AcquisitionCo, Inc.	First Lien Revolver	5/25/2028	129	(1)
Harvey Tool Company, LLC	First Lien Delayed Draw Term Loan	4/15/2026	2,664	(27)
Harvey Tool Company, LLC	First Lien Revolver	4/15/2030	148	(1)
Healthedge Software, Inc	First Lien Delayed Draw Term Loan	7/16/2026	1,166	(12)
Healthedge Software, Inc	First Lien Revolver	7/16/2031	139	(1)
Higginbotham Insurance Agency, Inc.	First Lien Delayed Draw Term Loan	3/27/2026	4,776	—
The Hiller Companies, LLC	First Lien Delayed Draw Term Loan	6/22/2026	511	(5)
The Hiller Companies, LLC	First Lien Revolver	6/20/2030	148	(1)
Integrity Marketing Acquisition, LLC	First Lien Delayed Draw Term Loan	8/27/2026	3,354	(34)
Integrity Marketing Acquisition, LLC	First Lien Revolver	8/25/2028	139	(1)
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	7/23/2025	1,541	(15)
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	7/23/2026	1,541	(15)
Kona Buyer, LLC	First Lien Revolver	7/23/2031	139	(1)
NRO Holdings III Corp.	First Lien Delayed Draw Term Loan	1/15/2027	59	(1)
NRO Holdings III Corp.	First Lien Revolver	7/15/2030	28	(1)
Perkinelmer U.S. LLC	First Lien Delayed Draw Term Loan	5/10/2026	465	—
Petvet Care Centers, LLC	First Lien Delayed Draw Term Loan	11/17/2025	1,272	(38)
Petvet Care Centers, LLC	First Lien Revolver	11/15/2029	152	(6)
PPV Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	8/7/2026	6,986	(70)
PT Intermediate Holdings III, LLC	First Lien Delayed Draw Term Loan	4/8/2026	592	(2)
Qnnect, LLC	First Lien Delayed Draw Term Loan	11/1/2024	3,480	(35)
Redwood Services Group, LLC	First Lien Delayed Draw Term Loan	8/29/2025	4,248	(64)
Sapphire Software Buyer, Inc.	First Lien Revolver	9/30/2031	140	(1)
SG Acquisition, Inc.	First Lien Revolver	4/3/2030	152	—
Trystar, LLC	First Lien Delayed Draw Term Loan	9/10/2026	2,574	(26)
Trystar, LLC	First Lien Revolver	9/10/2031	140	(1)
Vessco Midco Holdings, LLC	First Lien Delayed Draw Term Loan	7/24/2026	1,538	(15)
Vessco Midco Holdings, LLC	First Lien Revolver	7/24/2031	140	(1)
Victors Purchaser, LLC	First Lien Delayed Draw Term Loan	8/15/2026	1,916	(19)
Victors Purchaser, LLC	First Lien Revolver	8/15/2031	142	(1)
Vital Care Buyer, LLC	First Lien Revolver	7/30/2031	140	(1)
Total Unfunded Portfolio Company Commitments			$69,555	$(679)

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Schedule of Investments (Unaudited)

December 31, 2023

(In thousands, except for unit and per unit data)

Portfolio Company	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal	Cost (2)	Fair Value (3)	% of Member’s Capital	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Air Freight & Logistics
Capstone Acquisition Holdings, Inc.	First Lien Term Loan	S + 4.75%	11/12/2027	$656	$617	$656		6
Capstone Acquisition Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 4.75%	11/12/2027	564	530	564		6
Seko Global Logistics Network, LLC	First Lien Term Loan	S + 5.00%	12/30/2026	592	569	571		5
Seko Global Logistics Network, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	12/30/2026	6,400	6,150	6,176		5
				8,212	7,866	7,967	9.7%
Chemicals
ASP Meteor Acquisition Co LLC	First Lien Term Loan	S + 7.00%	9/1/2029	2,558	2,444	2,475		6
ASP Meteor Acquisition Co LLC	First Lien Delayed Draw Term Loan	S + 7.00%	9/1/2029	1,170	1,089	1,111		6,9
Aurora Plastics, LLC	First Lien Term Loan	S + 4.75%	8/10/2028	1,468	1,337	1,372		6
Aurora Plastics, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	8/10/2028	986	898	922		6
				6,182	5,768	5,880	7.2%
Electronic Equipment, Instruments & Components
Dwyer Instruments, LLC	First Lien Term Loan	S + 5.75%	7/21/2027	898	885	880		7
Dwyer Instruments, LLC	First Lien Delayed Draw Term Loan	S + 5.75%	7/21/2027	2,127	2,095	2,084		7
Dwyer Instruments, LLC	First Lien Term Loan	S + 5.75%	7/21/2027	2,809	2,754	2,753		7
Dwyer Instruments, LLC	First Lien Delayed Draw Term Loan	S + 5.75%	7/21/2027	—	(32)	(65)		9
Qnnect, LLC	First Lien Term Loan	S + 7.00%	11/2/2029	1,281	1,243	1,275		7
Qnnect, LLC	First Lien Delayed Draw Term Loan	S + 7.00%	11/2/2029	159	51	141		7,9
				7,274	6,996	7,068	8.6%
Financial Services
SitusAMC Holdings Corporation	First Lien Term Loan	S + 5.50%	12/22/2027	552	534	552		7
				552	534	552	0.7%
Health Care Equipment & Supplies
PerkinElmer U.S. LLC	First Lien Term Loan	S + 6.75%	3/13/2029	6,689	6,458	6,689		6
				6,689	6,458	6,689	8.2%
Health Care & Providers & Services
The GI Alliance Management, LLC	First Lien Term Loan	S + 6.25%	9/15/2028	6,164	6,043	6,103		7
Petvet Care Centers, LLC	First Lien Term Loan	S + 6.00%	11/15/2030	9,750	9,557	9,555		6
Petvet Care Centers, LLC	First Lien Delayed Draw Term Loan	S + 6.00%	11/15/2030	—	(13)	(25)		9
Petvet Care Centers, LLC	First Lien Revolver	S + 6.00%	11/15/2029	—	(3)	(3)		9
				15,914	15,584	15,630	19.1%
Insurance
Higginbotham Insurance Agency, Inc.	First Lien Delayed Draw Term Loan	S + 5.50%	11/24/2028	4,517	4,372	4,484		6
SG Acquisition, Inc.	First Lien Term Loan	S + 5.50%	1/27/2027	656	632	653		7
				5,173	5,004	5,137	6.3%
IT Services
Redwood Services Group, LLC	First Lien Term Loan	S + 6.25%	6/15/2029	5,645	5,505	5,645		6
Redwood Services Group, LLC	First Lien Delayed Draw Term Loan	S + 6.25%	6/15/2029	1,392	1,357	1,392		6
				7,037	6,862	7,037	8.6%
Professional Services
Chartwell Cumming Holding Corporation	First Lien Term Loan	S + 5.75%	11/16/2027	6,773	6,506	6,671		6
Chartwell Cumming Holding Corporation	First Lien Delayed Draw Term Loan	S + 5.75%	11/16/2027	450	432	443		6
Foreside Financial Group, LLC	First Lien Term Loan	S + 5.50%	9/30/2027	54	52	54		7
Foreside Financial Group, LLC	First Lien Delayed Draw Term Loan	S + 5.50%	9/30/2027	—	(19)	—		9
IG Investments Holdings, LLC	First Lien Term Loan	S + 6.00%	9/22/2028	2,030	1,970	2,030		7
IG Investments Holdings, LLC	First Lien Term Loan	S + 6.00%	9/22/2028	75	72	75		7
The NPD Group L.P.	First Lien Term Loan	S + 5.75%	12/1/2028	6,987	6,797	6,987		6
				16,369	15,810	16,260	19.9%

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Schedule of Investments (Unaudited) - Continued

December 31, 2023

(In thousands, except for unit and per unit data)

Portfolio Company	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal	Cost (2)	Fair Value (3)	% of Member’s Capital	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Software
Brave Parent Holdings, Inc.	First Lien Term Loan	S + 5.00%	11/29/2030	9,435	9,342	9,341		6
Brave Parent Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 5.00%	11/29/2030	—	(8)	(11)		9
Brave Parent Holdings, Inc.	First Lien Revolver	S + 5.00%	11/29/2030	—	(2)	(2)		9
Enverus Holdings, Inc.	First Lien Term Loan	S + 5.50%	12/24/2029	7,461	7,350	7,349		6
Enverus Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 5.50%	12/24/2029	—	(3)	(6)		9
Enverus Holdings, Inc.	First Lien Revolver	S + 5.50%	12/24/2029	—	(2)	(2)		9
Netwrix Corporation	First Lien Term Loan	S + 5.00%	6/11/2029	2,138	2,059	2,058		5
Netwrix Corporation	First Lien Delayed Draw Term Loan	S + 5.00%	6/11/2029	—	(172)	(174)		9
Rally Buyer, Inc.	First Lien Term Loan	S + 5.75%	7/19/2028	5,412	5,332	5,385		7
Rally Buyer, Inc.	First Lien Delayed Draw Term Loan	S + 5.75%	7/19/2028	934	912	927		7,9
				25,380	24,808	24,865	30.4%
Trading Companies & Distributors
Blackbird Purchaser, Inc.	First Lien Term Loan	S + 5.50%	12/19/2030	10,047	9,847	9,846		7
Blackbird Purchaser, Inc.	First Lien Delayed Draw Term Loan	S + 5.50%	12/19/2030	—	(39)	(40)		9
Blackbird Purchaser, Inc.	First Lien Revolver	S + 5.50%	12/19/2029	—	(3)	(3)		9
				10,047	9,805	9,803	12.0%
Total non-controlled-non-affiliated Portfolio Company debt investments (8)				$108,829	$105,495	$106,888	130.7%

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

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Notes to Consolidated Financial Statements (Unaudited)

Note 1. Organization

Organization

Senior Credit Investments, LLC (the “Company,” “we,” “our” or “us”) was formed as a Delaware limited liability company on December 8, 2022. The Company is a private, perpetually offered, externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). The Company has elected to be treated, and expects to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Our fiscal year ends on December 31.

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

Note 2. Summary of Significant Accounting Policies

Industry Reclassification

During the quarter ended September 30, 2024, the Company changed the investment industry classification from those provided by Moody's to those provided by MSCI and S&P. The Consolidated Schedule of Investments as of December 31, 2023, as well as the industry composition of investments at amortized cost and fair value as of December 31, 2023 disclosed in Note 4 - Investments, have been reclassified to conform to the classifications used to prepare the consolidated financial statements as of and for the period ended September 30, 2024.

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

As of September 30, 2024 and December 31, 2023, the Company’s consolidated subsidiaries were SCI BDC SPV I LLC and SCI BDC SPV II LLC, which were both wholly-owned. The consolidated financial statements include the accounts of the Company as well as these subsidiaries. All intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents and Restricted Cash

Cash equivalents include highly liquid investments, including money market funds, not held for resale with original maturities of three months or less. The Company deems that certain money market funds, U.S. Treasury bills, repurchase agreements, and other high-quality, short-term debt securities would qualify as cash equivalents.

Restricted cash represents the amount of principal and interest collections received as well as amounts in reserve to fund draws on the Senior Secured Credit Facility (as defined in Note 6 to the consolidated financial statements) that are all held at SCI BDC SPV I LLC.

Cash and cash equivalents and restricted cash are carried at cost, which approximates fair value. Cash and cash equivalents held as of September 30, 2024 and December 31, 2023 was $12.7 million and $39.1 million, respectively. Restricted cash held as of September 30, 2024 and December 31, 2023 was $5.5 million and $0.5 million, respectively.

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

PIK Income

The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Company’s statement of operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to unitholders in the form of dividends, even though the Company has not yet collected cash. During the three and nine months ended September 30, 2024, PIK income earned was $0.1 million and $0.2 million, respectively.

Fee Income

The Company may receive various fees in the ordinary course of business such as structuring, consent, waiver, amendment, syndication and commitment fees as well as fees for managerial assistance rendered by the Company to the Portfolio Companies. Such fees are recognized as income when earned or the services are rendered.

Non-Accrual Income

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2024 and December 31, 2023, there were no loans placed on non-accrual status.

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

Unit Repurchases

In connection with the Company’s unit repurchase programs, the cost of units repurchased is charged to member’s capital on the trade date. There were no unit repurchases during the three and nine months ended September 30, 2024.

Federal and State Income Taxes

We have elected to be treated as a RIC under the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Company must (among other requirements) meet certain source-of-income and asset diversification requirements and timely distribute to its unitholders at least 90% of its investment company taxable income as defined by the Code, for each year. The Company (among other requirements) intends to make the requisite distributions to its unitholders, which will generally relieve the Company from corporate-level income taxes. For income tax purposes, distributions made to unitholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions paid to unitholders may include return of capital, however, the exact amount cannot be determined until we file Form 1099s. The character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from U.S. GAAP. Book and tax basis differences relating to unitholder dividend and distributions and other permanent book and tax difference are reclassified to Common units on the Consolidated Statements of Assets and Liabilities.

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

Note 3. Agreements and Related Party Transactions

Investment Advisory Agreement

On September 25, 2023, the Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) between the Company and the Investment Adviser. The Investment Adviser, subject to the overall supervision of the Board of Directors, manages our day-to-day operations and provides investment advisory and management services to the Company. The Investment Adviser is an indirect subsidiary of Jefferies Finance LLC (“JFIN”), a Delaware limited liability company, and a registered investment adviser under the Advisers Act. JFIN is a joint venture between (i) Jefferies Financial Group Inc. (a publicly traded company and the parent company for Jefferies LLC (“Jefferies”), a global securities and investment banking firm), and (ii) Massachusetts Mutual Life Insurance Company. The Investment Adviser, together with JFIN and its subsidiaries are referred to herein collectively as “Jefferies Finance.”

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

For the three and nine months ended September 30, 2024, the Company recognized $0.3 million and $0.8 million, respectively, of management fees, and $0.2 million and $0.5 million, respectively, of incentive fees before the impact of waived fees. For the three and nine months ended September 30, 2024, $0.3 million and $0.8 million, respectively, of management fees were waived, and $0.2 million and $0.5 million, respectively, of incentive fees were waived.

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

Due to Investment Adviser

Prior to the commencement of operations on December 7, 2023, the Investment Adviser bore all organization and offering expenses in connection with the formation of the Company and the initial closing of the private offering. Following the commencement of operations, the Company will reimburse the Investment Adviser for these organization and offering costs up to a maximum aggregate amount of $1.5 million. Due to Investment Adviser of approximately $1.6 million and $1.6 million as of September 30, 2024 and December 31, 2023, respectively, in the Consolidated Statements of Assets and Liabilities includes primarily the reimbursement amount owed for organization and offering costs.

Note 4. Investments

The composition of the Company’s investment portfolio as of September 30, 2024 at cost and fair value was as follows (in thousands):

	Amortized Cost	% of Total Investments at Amortized Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt (1)	$259,063	99.9%	$258,799	99.9%
Preferred Equity	274	0.1%	274	0.1%
Total	$259,337	100.0%	$259,073	100.0%
(1)
First lien debt consists of first lien term loans, first lien delayed draw term loans and first lien revolvers.

The composition of the Company’s investment portfolio as of December 31, 2023 at cost and fair value was as follows (in thousands):

	Amortized Cost	% of Total Investments at Amortized Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt (1)	$105,495	100.0%	$106,888	100.0%
Total	$105,495	100.0%	$106,888	100.0%
(1)
First lien debt consists of first lien term loans, first lien delayed draw term loans and first lien revolvers.

The industry composition of investments as of September 30, 2024 at amortized cost and fair value was as follows (in thousands):

	September 30, 2024
	Investments at Amortized Cost	% of Investments at Amortized Cost	Investments at Fair Value	% of Investments at Fair Value
Software	$52,823	20.4%	$53,047	20.5%
Health Care Providers & Services	36,745	14.2%	36,607	14.1%
Insurance	26,586	10.3%	26,708	10.3%
Trading Companies & Distributors	24,295	9.4%	24,386	9.4%
Professional Services	21,634	8.3%	22,088	8.5%
IT Services	15,064	5.8%	15,182	5.9%
Air Freight & Logistics	11,417	4.4%	9,831	3.8%
Life Sciences Tools & Services	9,704	3.7%	9,703	3.7%
Financial Services	8,880	3.4%	8,890	3.5%
Health Care Equipment & Supplies	7,805	3.0%	8,033	3.1%
Health Care Technology	7,790	3.0%	7,759	3.0%
Diversified Consumer Services	7,275	2.8%	7,262	2.8%
Electrical Equipment	7,121	2.7%	7,107	2.7%
Electronic Equipment, Instruments & Components	6,993	2.7%	7,094	2.7%
Machinery	6,690	2.6%	6,672	2.6%
Chemicals	5,912	2.3%	6,106	2.4%
Commercial Services & Supplies	2,603	1.0%	2,598	1.0%
Total	$259,337	100.0%	$259,073	100.0%

The industry composition of investments as of December 31, 2023 at amortized cost and fair value was as follows (in thousands):

	December 31, 2023
	Investments at Amortized Cost	% of Investments at Amortized Cost	Investments at Fair Value	% of Investments at Fair Value
Software	$24,808	23.5%	$24,865	23.3%
Professional Services	15,810	15.0%	16,260	15.2%
Health Care Providers & Services	15,584	14.8%	15,630	14.6%
Trading Companies & Distributors	9,805	9.3%	9,803	9.2%
Air Freight & Logistics	7,866	7.5%	7,967	7.4%
Electronic Equipment, Instruments & Components	6,996	6.6%	7,068	6.6%
IT Services	6,862	6.5%	7,037	6.6%
Health Care Equipment & Supplies	6,458	6.1%	6,689	6.3%
Chemicals	5,768	5.5%	5,880	5.5%
Insurance	5,004	4.7%	5,137	4.8%
Financial Services	534	0.5%	552	0.5%
Total	$105,495	100.0%	$106,888	100.0%

The geographic composition of investments as of September 30, 2024 at cost and fair value was as follows (in thousands):

	September 30, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$259,337	$259,073	100.0%	220.3%
Total	$259,337	$259,073	100.0%	220.3%

The geographic composition of investments as of December 31, 2023 at cost and fair value was as follows (in thousands):

	December 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$105,495	$106,888	100.0%	130.7%
Total	$105,495	$106,888	100.0%	130.7%

As of September 30, 2024 and December 31, 2023, there were no investments in the portfolio on non-accrual status.

As of September 30, 2024 and December 31, 2023, on a fair value basis, 99.9% and 100.0% of debt investments, respectively, bore interest at a variable rate that may be determined by reference to either the SOFR or an alternative base rate.

Note 5. Fair Value Measurements

The following table presents the fair value of investments as of September 30, 2024, disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820 (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First Lien Debt (1)	$—	$—	$258,799	$258,799
Preferred Equity	—	—	274	274
Total	$—	$—	$259,073	$259,073
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

The following tables present change for the three and nine months ended September 30, 2024 in the fair value of investments for which Level 3 inputs were used to determine fair value (in thousands):

	Three Months Ended September 30, 2024
	First Lien Debt	Preferred Equity	Total
Fair value, beginning of period	$154,643	$—	$154,643
Purchases of investments	106,562	274	106,836
Proceeds from principal repayments and sales of investments	(1,336)	—	(1,336)
Accretion of discount/amortization of premium	217	—	217
Payment-in-kind interest and fees capitalized	172	—	172
Net realized gain	—	—	—
Net change in unrealized appreciation (depreciation)	(1,459)	—	(1,459)
Fair value, end of period	$258,799	$274	$259,073
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of September 30, 2024	$(1,459)	$—	$(1,459)

	Nine Months Ended September 30, 2024
	First Lien Debt	Preferred Equity	Total
Fair value, beginning of period	$106,888	$—	$106,888
Purchases of investments	155,327	274	155,601
Proceeds from principal repayments and sales of investments	(2,564)	—	(2,564)
Accretion of discount/amortization of premium	545	—	545
Payment-in-kind interest and fees capitalized	260	—	260
Net realized gain	—	—	—
Net change in unrealized appreciation (depreciation)	(1,657)	—	(1,657)
Fair value, end of period	$258,799	$274	$259,073
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of September 30, 2024	$(1,657)	$—	$(1,657)

Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three and nine months ended September 30, 2024, there were no transfers into or out of Level 3.

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of September 30, 2024 and December 31, 2023. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	September 30, 2024
				Range
	Fair Value (in thousands)	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in first lien debt	$258,799	Yield analysis	Discount rate	7.7%	20.2%	8.7%
Investments in preferred equity	$274	Transactional Value (2)	N/A	N/A	N/A	N/A
(1)
Weighted averages are calculated based on fair value of investments.
(2)
Fair value was determined based on transaction pricing or recent acquisition or sale as the best measure of fair value with no material changes in operations of the related portfolio companies since the transaction date.

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

Note 6. Debt

In accordance with the Investment Company Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 150% after such borrowing. As of September 30, 2024 and December 31, 2023, the Company’s asset coverage was 176.1% and 223.4%, respectively.

The Company’s outstanding debt obligations as of September 30, 2024 were as follows (in thousands):

	September 30, 2024
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Fair Value (1)	Unused Portion (2)	Amount Available (3)
Senior Secured Credit Facility	$200,000	$154,603	$154,603	$154,603	$45,397	$1,280
Total Debt Obligations	$200,000	$154,603	$154,603	$154,603	$45,397	$1,280

(1)
The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of September 30, 2024.
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

The following table summarizes the average and maximum debt outstanding, and the interest and debt issuance cost for the three and nine months ended September 30, 2024 (in thousands):

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Average debt outstanding	$122,508	$80,967
Maximum amount of debt outstanding	$154,603	$154,603

Weighted average annualized interest cost (1)	8.12%	8.14%

Average 1-month SOFR rate	5.29%	5.30%

(1)
The calculation of weighted average interest rate does not include facility unused fees or the amortization of deferred financing costs.

The components of interest expense for the three and nine months ended September 30, 2024 were as follows (in thousands):

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Borrowing interest expense	$2,500	$4,932
Facility undrawn and unused fees	106	500
Amortization of financing costs and debt issuance costs	131	389
Total interest expense	$2,737	$5,821

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

The aggregate lender commitments under the Senior Secured Credit Facility are $200 million with an additional $200 million committed, and an uncommitted accordion feature that would allow the SPV to borrow up to an additional $100 million. During the quarter ended September 30, 2024, the Senior Secured Credit Facility was amended to change the date of the additional $200 million commitment from beginning 12 months from the effective date to beginning 18 months from the effective date. The Senior Secured Credit Facility matures on December 7, 2028, unless there is an earlier termination or an acceleration following an event of default. In connection with the Senior Secured Credit Facility, the Company has also entered into an equity commitment letter with the SPV, for the benefit of the Lenders, pursuant to which the Company may be required to contribute cash proceeds to the SPV upon the occurrence of a “Market Value Event” or an “Event of Default.”

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

The Senior Secured Credit Facility is secured by all of the SPV’s assets. The SPV assets and credit are not available to satisfy debts and obligations of Senior Credit Investments, LLC. Assets and liabilities of the SPV as of September 30, 2024 and December 31, 2023 are as follows (in thousands):

	September 30, 2024	December 31, 2023
Assets
Investments at fair value (1)	$254,709	$106,898
Restricted cash	5,466	468
Interest receivable	2,318	485
Deferred financing costs	2,172	2,561
Prepaid expenses and other assets	78	119
Total assets	$264,743	$110,531
Liabilities
Debt	$154,603	$66,294
Interest payable	2,606	368
Accrued expenses and other liabilities	18	22
Total liabilities	$157,227	$66,684
(1)
Investments at fair value do not include certain revolving and delayed draw terms loans which are held at Senior Credit Investments, LLC.

Both the SPV and the Company have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. As of September 30, 2024 and December 31, 2023, the Company was in compliance with all covenants and other requirements of the Senior Secured Credit Facility.

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

On March 3, 2023, Jefferies Credit Partners LLC, an affiliate of the Investment Adviser, purchased 1,000 common units of the Company for $1,000.

The following table summarizes common units issued and proceeds received for the three and nine months ended September 30, 2024 (in thousands, except unit amounts):

	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
	Units	Amount	Units	Amount
Proceeds from units sold	18,787	$35,000	18,787	$35,000
Total	18,787	$35,000	18,787	$35,000

Net Asset Value per Unit and Offering Price

The Company determines NAV for its units as of the last day of each calendar month. Units are issued at an offering price equivalent to the most recent NAV per unit available, which will be the prior calendar day NAV per unit. The following table summarizes each month-end NAV per unit during the nine months ended September 30, 2024:

For the Month Ended	NAV Per Unit
January 31, 2024	$1,846.89
February 29, 2024	$1,856.35
March 31, 2024	$1,859.46
April 30, 2024	$1,874.90
May 31, 2024	$1,849.67
June 30, 2024	$1,864.36
July 31, 2024	$1,866.19
August 31, 2024	$1,844.16
September 30, 2024	$1,856.08

Distributions

The Board authorizes and declares distribution amounts per unit. The following table presents distributions that were declared during the nine months ended September 30, 2024 (in thousands, except per unit data):

Declaration Date	Record Date	Payment Date	Per Unit	Amount
March 28, 2024	March 28, 2024	April 5, 2024	$5.6624	$252
May 13, 2024	May 28, 2024	June 6, 2024	37.1568	1,657
August 13, 2024	August 28, 2024	September 6, 2024	35.7895	2,025
			$78.6087	$3,934

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

Note 8. Net Increase in Net Assets Per Unit

The following sets forth the computation of basic and diluted earnings per unit for the three and nine months ended September 30, 2024 (in thousands, except unit and per unit data):

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Net increase in member's capital resulting from operations	$1,526	$4,761
Weighted average units outstanding	55,211	48,147
Net increase in net assets per unit resulting from operations - basic and diluted	$27.64	$98.89

Diluted net increase in net assets per unit resulting from operations is equal to basic net increase in net assets per unit resulting from operations because there were no common unit equivalents outstanding during the period presented.

Note 9. Commitments and Contingencies

In the normal course of business, the Company enters into contracts that provide a variety of general indemnifications. Any exposure to the Company under these arrangements could involve future claims that may be made against the Company. Currently, no such claims exist or are expected to arise and, accordingly, the Company has not accrued any liability in connection with such indemnifications.

The Company has commitments to fund various revolving and first lien senior secured delayed draw term loans. As of September 30, 2024 and December 31, 2023, the total unfunded commitments were $69.6 million and $18.6 million, respectively.

The Company has entered into an equity commitment letter with the SPV, in connection with the Company’s Senior Secured Credit Facility. See Note 6 to the consolidated financial statements for additional information.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2024, management is not aware of any pending or threatened material litigation.

Note 10. Financial Highlights

The following are the financial highlights for the nine months ended September 30, 2024 (in thousands, except unit and per unit data):

Nine Months Ended September 30, 2024
Per Unit Data:
Net asset value at beginning of period	$1,834.62
Net investment income (1)	133.31
Net realized gains (losses) and unrealized appreciation (depreciation) (2)	(33.24)
Net increase (decrease) in member’s capital from operations	1,934.69
Distributions declared (3)	(78.61)
Net asset value at end of period	$1,856.08

Total return based on net asset value (4)	5.5%
Units outstanding, end of period	63,363
Weighted average units outstanding	48,147

Ratio/Supplemental Data:
Member’s capital at end of period	$117,607
Annualized ratio of net expenses to average member’s capital (5)	11.5%
Annualized ratio of net expenses before voluntary waivers to average member’s capital (5)(6)	13.6%
Annualized ratio of net investment income to average member’s capital (5)	9.5%
Portfolio turnover rate	0.0%
Asset coverage ratio, end of period	176.1%

Capital Commitments Data:
Capital commitments, end of period	$300,000
Funded capital commitments, end of period	$115,998
% of capital commitments funded	38.7%

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

The Company received $20 million ($5 million of which was received prior to September 30, 2024 and is recorded in Subscriptions received in advance in our Consolidated Statements of Assets and Liabilities) of proceeds relating to the issuance of common units for subscriptions effective after September 30, 2024.

On October 31, 2024, the Company’s Board of Directors declared a distribution of $62.9280 per unit, which is payable on November 13, 2024 to unitholders of record as of October 31, 2024.

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

Overview

We are a private, perpetually offered, externally managed, non-diversified, closed-end management investment company, which has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “Investment Company Act”). We are externally managed by the Investment Adviser, which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. Our Investment Adviser is registered as investment adviser with the Securities and Exchange Commission (“SEC”). We have elected to be treated, and intend to qualify annually thereafter, as a RIC under the Code.

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

Portfolio and Investment Activity

Our portfolio and investment activity during the three and nine months ended September 30, 2024 is presented below (information at amortized cost unless otherwise indicated) (dollars in thousands):

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Total investments, beginning of period	$153,448	$105,495
New investments purchased	106,836	155,601
Net accretion of discount on investments	217	545
Payment-in-kind interest and fees capitalized	172	260
Net realized gain on investments	—	—
Investments repaid	(1,336)	(2,564)
Total investments, end of period	$259,337	$259,337

Portfolio Companies at beginning of period	29	22
Number of new Portfolio Companies	15	22
Number of exited Portfolio Companies	—	—
Portfolio Companies at end of period	44	44

Our portfolio composition and weighted average yields as of September 30, 2024 and December 31, 2023 was as follows (dollars in millions):

	September 30, 2024	December 31, 2023
Weighted average yield on debt investments, at amortized cost (1)	10.5%	12.0%
Weighted average yield on debt investments, at fair value (1)	10.5%	11.8%
Weighted average EBITDA (2)	$207	$209
Weighted average loan-to-value (“LTV”) (3)	38%	37%
Percentage of first lien secured debt portfolio investments, at fair value	99.9%	100%
Percentage of debt investments bearing a floating rate, at fair value	99.9%	100%

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

As of September 30, 2024 and December 31, 2023, there were no investments on non-accrual status.

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

Our critical accounting estimates should be read in conjunction with our risk factors described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023 and as described in Note 2 of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024.

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

Results of Operations

Operating results for the three and nine months ended September 30, 2024 was as follows (in thousands):

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Total investment income	$6,368	$14,343
Net expenses	3,383	7,925
Net investment income	2,985	6,418
Net realized gain	—	—
Net change in unrealized depreciation	(1,459)	(1,657)
Net increase in member’s capital resulting from operations	$1,526	$4,761

Net increase in member’s capital resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. The Company completed its acquisition of initial loans and commitments and began operations on December 4, 2023. Accordingly, there is no activity in the comparable period to September 30, 2024.

Investment Income

Investment income, was as follows (in thousands):

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Interest income	$6,077	$13,770
Payment-in-kind interest income	90	191
Other income	201	382
Total investment income	$6,368	$14,343

For the three and nine months ended September 30, 2024, total investment income was $6.4 million and $14.3 million, respectively, driven primarily by income earned on our investments. The size of our investment portfolio at fair value increased to $259.1 million at September 30, 2024 from $106.9 million at December 31, 2023.

Expenses

Expenses were as follows (in thousands):

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Interest and other financing expenses	$2,737	$5,821
Management fees	315	829
Income-based incentive fees	373	719
Capital gains incentive fees	(149)	(174)
Other general and administrative expenses	646	2,104
Total expenses before Fee Waiver	3,922	9,299
Management fees waived	(315)	(829)
Incentive fees waived	(224)	(545)
Net expenses	$3,383	$7,925

For the three and nine months ended September 30, 2024, net expenses were $3.4 million and $7.9 million, respectively, primarily attributable to interest and other financing expenses partially offset by the Fee Waivers from our Investment Adviser.

Interest and other financing expenses

Total interest expense (including unused fees and amortization of deferred financing and debt issuance costs) of $2.7 million and $5.8 million, respectively, for the three and nine months ended September 30, 2024 was driven by $122.5 million and $81.0 million, respectively, of average borrowings under the Senior Secured Credit Facility.

Management fees

For the three and nine months ended September 30, 2024, management fees were $0.3 million and $0.8 million, respectively. Management fees are incurred at annual rate of 1.25% of the average value of our net assets at the end of the most recently completed calendar quarter. The Investment Adviser has agreed to waive the management fees for the one-year period following the initial closing, which resulted in a waiver of $0.3 million and $0.8 million, respectively, for the three and nine months ended September 30, 2024.

Incentive fees

For the three and nine months ended September 30, 2024, total incentive fees were $0.2 million and $0.5 million, respectively. The Investment Adviser has agreed to waive the incentive fee for the first one-year period following the initial closing, which resulted in a waiver of $0.2 million and $0.5 million, respectively, for the three and nine months ended September 30, 2024.

Net Realized Gain (Loss)

For the three and nine months ended September 30, 2024, we had no realized gains (losses) on investments.

Net Unrealized Appreciation (Depreciation)

Net unrealized appreciation (depreciation) was comprised of the following (in thousands):

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Non-controlled/non-affiliated investments
Net unrealized depreciation	$(1,459)	$(1,657)

For the three and nine months ended September 30, 2024, we recognized gross unrealized appreciation on investments of $0.8 million and $1.2 million, respectively, and gross unrealized depreciation on investments of $2.2 million and $2.9 million, respectively, resulting in net change in unrealized depreciation of $1.5 million and $1.7 million, respectively, on investments.

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

As of September 30, 2024, we had one Senior Secured Credit Facility outstanding with a maximum available amount of $200 million that is committed to increase to $400 million on June 7, 2025. We may enter into additional credit facilities, increase the size of our existing credit facilities or issue additional debt securities, including debt securitizations and unsecured debt. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the Investment Company Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness is at least 150%.

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

Restricted Cash

Restricted cash includes the amount of principal and interest collections received as well as amounts in reserve to fund draws on the Senior Secured Credit Facility that are all held at SCI BDC SPV I LLC.

Debt

As of September 30, 2024, we had an aggregate principal amount of $154.6 million of debt outstanding under the Senior Secured Credit Facility. The Senior Secured Credit Facility matures on December 7, 2028, unless there is an earlier termination or an acceleration following an event of default.

See Note 6 to the consolidated financial statements for information on the Company’s debt.

Member’s Capital

See Note 7 to the consolidated financial statements for information on the Company’s common units and related capital activities.

Distributions

The Board authorizes and declares distribution amounts per unit. The following table presents distributions that were declared during the nine months ended September 30, 2024 (in thousands, except per unit data):

Declaration Date	Record Date	Payment Date	Per Unit	Amount
March 28, 2024	March 28, 2024	April 5, 2024	$5.6624	$252
May 13, 2024	May 28, 2024	June 6, 2024	37.1568	1,657
August 13, 2024	August 28, 2024	September 6, 2024	35.7895	2,025
			$78.6087	$3,934

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

On March 3, 2023, Jefferies Credit Partners LLC, an affiliate of the Investment Adviser, purchased 1,000 common units for $1,000. Our common units will be issued by us on a continuous basis at a price per unit generally equal to our next calculated NAV per unit.

The following table summarizes the total units issued and proceeds received for the three and nine months ended September 30, 2024 (in thousands, except unit amounts):

	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
	Units	Amount	Units	Amount
Proceeds from units sold	18,787	$35,000	18,787	$35,000
Total	18,787	$35,000	18,787	$35,000

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

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2024, management is not aware of any pending or threatened litigation.

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

As of September 30, 2024, on a fair value basis, 99.9% of our debt portfolio investments bore interest at variable rates, which are SOFR based and typically have durations of one to six months after which they reset to current market interest rates, and substantially all are subject to certain floors. Our Senior Secured Credit Facility bears interest at a Term SOFR or a Base Rate, in each case plus an applicable margin equal to 2.70% for borrowings that reference Term SOFR and 1.70% for borrowings that reference the Base Rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

The following table shows the estimated annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio and outstanding debt as of September 30, 2024, assuming no changes in our investment and borrowing structure (in thousands):

Basis Point Change	Interest Income	Interest Expense	Net Income
Up 200 basis points	$5,266	$(3,092)	$2,174
Up 100 basis points	2,633	(1,546)	1,087
Up 50 basis points	1,316	(773)	543
Down 50 basis points	(1,316)	773	(543)
Down 100 basis points	(2,633)	1,546	(1,087)
Down 200 basis points	(5,266)	3,092	(2,174)

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

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2024, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

(b) Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company’s unregistered sales of equity securities to an investor for the quarter ended September 30, 2024 were previously disclosed in its Current Reports on Form 8-K.

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

Senior Credit Investments, LLC

Date: November 13, 2024	By:	/s/ Jason Kennedy
Jason Kennedy
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 13, 2024	By:	/s/ John Dalton
John Dalton
Chief Financial Officer
(Principal Financial Officer)