Form 10-Q
period 2025-03-31
Senior Credit Investments, LLC
filed 2025-05-14
CIK 1959568

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 9, 2025, the registrant had 97,607 common units outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Statements of Assets and Liabilities (Unaudited)

(In thousands, except for unit and per unit data)

	March 31, 2025	December 31, 2024
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (amortized cost of $353,679 and $316,371, at March 31, 2025 and December 31, 2024, respectively)	$355,200	$318,629
Cash and cash equivalents	7,322	2,162
Restricted cash	8,318	6,698
Interest receivable	1,926	1,946
Deferred financing costs	4,099	3,502
Prepaid expenses and other assets	211	261
Total assets	$377,076	$333,198
Liabilities
Debt	$193,524	$173,603
Distributions payable	1,560	1,894
Interest payable	3,151	2,922
Payable for investments purchased	1,756	—
Accrued expenses and other liabilities	1,010	448
Total liabilities	$201,001	$178,867
Commitments and contingencies (Note 9)
Member’s Capital
Common units (97,607 and 85,248 units issued and outstanding, at March 31, 2025 and December 31, 2024, respectively)	$177,818	$155,318
Accumulated distributable earnings	(1,743)	(987)
Total member’s capital	$176,075	$154,331
Total liabilities and member’s capital	$377,076	$333,198

Net Asset Value Per Unit
Net assets	$176,075	$154,331
Common units outstanding (1,000,000,000 units authorized, at March 31, 2025 and December 31, 2024)	97,607	85,248
Net asset value per unit	$1,803.92	$1,810.37

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Statement of Operations (Unaudited)

(In thousands, except for unit and per unit data)

	Three months ended March 31,
	2025	2024
Investment Income
Non-controlled/non-affiliated investments
Interest income	$8,107	$3,573
Payment-in-kind interest income	184	—
Other income	274	46
Total investment income	8,565	3,619
Operating Expenses
Interest and other financing expenses	3,448	1,290
Management fees	509	256
Income-based incentive fees	497	109
Capital gains incentive fees	—	(22)
Other general and administrative expenses	634	797
Total expenses before Fee Waiver	5,088	2,430
Management fees waived	(509)	(256)
Incentive fees waived	(497)	(87)
Net expenses	4,082	2,087
Net investment income	4,483	1,532
Net Realized Gain (Loss) and Change in Unrealized Appreciation (Depreciation)
Net realized gain (loss):
Non-controlled/non-affiliated investments	188	—
Net realized gain (loss)	188	—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(737)	(172)
Net change in unrealized appreciation (depreciation)	(737)	(172)
Net realized gain (loss) and change in unrealized appreciation (depreciation)	(549)	(172)
Net Increase in Member’s Capital Resulting from Operations	$3,934	$1,360
Net Increase in Net Assets Resulting from Operations - Basic and Diluted (Note 8)	$42.25	$30.51
Weighted Average Units Outstanding (Note 8)	93,119	44,576

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Statement of Changes in Member’s Capital (Unaudited)

(In thousands, except for unit and per unit data)

	Three months ended March 31,
	2025	2024
Net Increase (Decrease) in Member’s Capital Resulting from Operations
Net investment income	$4,483	$1,532
Net realized gains (losses)	188	—
Net change in unrealized appreciation (depreciation)	(737)	(172)
Net increase in member’s capital resulting from operations	3,934	1,360

Distributions to Unitholders
Distributions declared	(4,690)	(252)
Net decrease in member’s capital resulting from distributions to unitholders	(4,690)	(252)

Capital Transactions
Issuance of common units	22,500	—
Net increase in member’s capital from common unit transactions	22,500	—

Member’s Capital
Total increase in member’s capital during the period	21,744	1,108
Member’s capital, beginning of period	154,331	81,780
Member’s Capital at End of Period	$176,075	$82,888

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Statement of Cash Flows (Unaudited)

(In thousands, except for unit and per unit data)

	Three months ended March 31,
	2025	2024
Operating Activities
Net increase in member’s capital resulting from operations	$3,934	$1,360
Adjustments to reconcile net increase in member’s capital resulting from operations to net cash used in operating activities:
Net realized (gains) losses on investments	(188)	—
Net change in unrealized (appreciation) depreciation on investments	737	172
Net accretion of discount and amortization of premium	(239)	(142)
Amortization of deferred financing costs	199	129
Amortization of offering costs	—	169
Payment-in-kind interest and fees capitalized	(165)	—
Purchase of investments	(48,061)	(11,131)
Proceeds from sale of investments and principal repayments	11,345	227
Changes in assets and liabilities:
Interest receivable	20	(371)
Prepaid expenses and other assets	50	112
Interest payable	229	729
Payable for investments purchased	1,756	—
Due to Investment Adviser	—	(29)
Accrued expenses and other liabilities	210	42
Net Cash Used in Operating Activities	(30,173)	(8,733)
Financing Activities
Borrowings on debt	29,500	37,408
Repayments on debt	(9,579)	(35,400)
Financing costs paid and deferred	(444)	(8)
Proceeds from issuance of common units	22,500	—
Distributions paid to unitholders	(5,024)	—
Net Cash Provided by Financing Activities	36,953	2,000
Cash and Cash Equivalents and Restricted Cash
Net decrease in cash and cash equivalents and restricted cash	6,780	(6,733)
Cash and cash equivalents and restricted cash, beginning of period	8,860	39,562
Cash and cash equivalents and restricted cash, end of period	$15,640	$32,829

Supplemental Disclosure of Non-Cash Information
Cash paid for interest	$3,021	$432
Cash paid for taxes	—	8
Accrued but unpaid debt financing costs	381	—
Distributions payable	1,560	252

The following table presents cash and cash equivalents and restricted cash by category within the Consolidated Statements of Assets and Liabilities (in thousands):

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$7,322	$2,162
Restricted cash	8,318	6,698
Cash and cash equivalents and restricted cash	$15,640	8,860

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2025

(In thousands, except for unit and per unit data)

Portfolio Company (5)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Member’s Capital	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Air Freight & Logistics
Capstone Acquisition Holdings, Inc.	First Lien Term Loan	S + 4.50%	11/12/2029	$4,653	$4,573	$4,618		7
Capstone Acquisition Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	11/12/2029	—	(2)	(5)		15
Seko Global Logistics Network, LLC	First Lien Term Loan, Last-out	S + 5.00%	5/27/2030	1,617	1,526	1,617		8
					6,097	6,230	3.5%
Chemicals
ASP Meteor Acquisition Co LLC	First Lien Term Loan	S + 5.75%	9/1/2029	2,526	2,431	2,500		8
ASP Meteor Acquisition Co LLC	First Lien Delayed Draw Term Loan	S + 5.75%	9/1/2029	1,276	1,228	1,263		8
Aurora Plastics, LLC	First Lien Term Loan	S + 4.75%	8/10/2028	2,158	2,052	2,136		7
Aurora Plastics, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	8/10/2028	1,012	944	1,002		7
					6,655	6,901	3.9%
Commercial Services & Supplies
Firebird Acquisition Corp, Inc.	First Lien Term Loan	S + 5.00% (includes 2.75% PIK)	2/2/2032	4,238	4,217	4,217		8
Firebird Acquisition Corp, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	2/2/2032	—	(6)	(12)		15
Firebird Acquisition Corp, Inc.	First Lien Revolver	S + 4.50%	2/2/2032	—	(1)	(1)		15
Geo TopCo Corporation	First Lien Term Loan	S + 4.75%	10/15/2031	7,134	7,066	7,063		8
Geo TopCo Corporation	First Lien Delayed Draw Term Loan	S + 4.75%	10/15/2031	396	382	370		8,15
Geo TopCo Corporation	First Lien Revolver	S + 4.75%	10/15/2031	47	45	45		8,15
The Hiller Companies, LLC	First Lien Term Loan	S + 5.00%	6/20/2030	2,306	2,285	2,306		8
The Hiller Companies, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	6/20/2030	160	156	160		7,15
The Hiller Companies, LLC	First Lien Revolver	S + 5.00%	6/20/2030	—	(1)	—		15
NRO Holdings III Corp.	First Lien Term Loan	S + 5.25%	7/15/2031	189	186	186		8
NRO Holdings III Corp.	First Lien Delayed Draw Term Loan	S + 5.25%	7/15/2031	—	—	(1)		15
NRO Holdings III Corp.	First Lien Revolver	S + 5.25%	7/15/2030	—	(1)	(1)		15
					14,328	14,332	8.1%
Diversified Consumer Services
Any Hour LLC	First Lien Term Loan	S + 5.25%	5/23/2030	6,812	6,721	6,675		8
Any Hour LLC	First Lien Delayed Draw Term Loan	S + 5.25%	5/23/2030	193	178	153		8,15
Any Hour LLC	First Lien Revolver	S + 5.25%	5/23/2030	80	78	77		8,15
Barbri Holdings, Inc.	First Lien Term Loan	S + 5.00%	4/30/2030	8,056	8,017	8,016		8
KL Stockton Intermediate II, LLC	First Lien Term Loan	13.00% PIK	5/23/2031	330	325	330
National Express Wash Parent Intermediate Holdco, LLC	First Lien Term Loan	S + 5.00%	7/16/2029	1,686	1,669	1,669		8
National Express Wash Parent Intermediate Holdco, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	7/16/2029	—	(20)	(40)		15
National Express Wash Parent Intermediate Holdco, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	7/16/2029	—	—	(11)		15
National Express Wash Parent Intermediate Holdco, LLC	First Lien Revolver	S + 5.00%	7/16/2029	67	66	66		9,15
					17,034	16,935	9.6%
Electrical Equipment
Trystar, LLC	First Lien Term Loan	S + 4.50%	8/6/2031	5,135	5,087	5,083		8
Trystar, LLC	First Lien Term Loan	S + 4.50%	8/6/2031	2,054	2,034	2,033		8
Trystar, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	8/6/2031	—	(12)	(26)		15
Trystar, LLC	First Lien Revolver	S + 4.50%	8/6/2031	—	(1)	(1)		15
Wildcat Topco, Inc	First Lien Term Loan	S + 5.00%	11/17/2031	5,921	5,864	5,862		8
Wildcat Topco, Inc	First Lien Delayed Draw Term Loan	S + 5.00%	11/17/2031	—	(5)	(11)		15
Wildcat Topco, Inc	First Lien Revolver	S + 5.00%	11/17/2031	—	(1)	(1)		15
					12,966	12,939	7.3%

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Schedule of Investments (Unaudited) - Continued

March 31, 2025

(In thousands, except for unit and per unit data)

Portfolio Company (5)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Member’s Capital	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Electronic Equipment, Instruments & Components
Dwyer Instruments, LLC	First Lien Term Loan	S + 4.75%	7/20/2029	$887	$877	$880		8
Dwyer Instruments, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	7/20/2029	2,100	2,077	2,084		8
Dwyer Instruments, LLC	First Lien Term Loan	S + 4.75%	7/20/2029	2,788	2,747	2,767		8
Dwyer Instruments, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	7/20/2029	3,267	3,213	3,242		8
Dwyer Instruments, LLC	First Lien Term Loan	S + 4.75%	7/20/2029	1,235	1,224	1,226		8
Dwyer Instruments, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	7/20/2029	—	(1)	(1)		15
Dwyer Instruments, LLC	First Lien Revolver	S + 4.75%	7/20/2029	9	7	7		8,15
					10,144	10,205	5.8%
Financial Services
SitusAMC Holdings Corporation	First Lien Term Loan	S + 5.50%	12/22/2027	552	539	552		8
SitusAMC Holdings Corporation	First Lien Term Loan	S + 5.50%	12/22/2027	8,383	8,348	8,383		8
					8,887	8,935	5.1%
Health Care Equipment & Supplies
Perkinelmer U.S. LLC	First Lien Term Loan	S + 5.00%	3/13/2029	6,605	6,419	6,605		7
Perkinelmer U.S. LLC	First Lien Delayed Draw Term Loan	S + 5.00%	3/13/2029	1,852	1,828	1,852		7
Spruce Bidco II Inc.	First Lien Term Loan	C + 5.00%	2/2/2032	CAD 195	132	133		10
Spruce Bidco II Inc.	First Lien Term Loan	S + 5.00%	2/2/2032	8,078	7,958	7,956		7
Spruce Bidco II Inc.	First Lien Term Loan	T + 5.25%	2/2/2032	JPY 20,849	133	137		11
Spruce Bidco II Inc.	First Lien Revolver	S + 5.00%	2/2/2032	—	(2)	(2)		15
					16,468	16,681	9.5%
Health Care Providers & Services
AB Centers Acquisition Corporation	First Lien Term Loan	S + 5.00%	7/2/2031	7,854	7,745	7,854		7
AB Centers Acquisition Corporation	First Lien Delayed Draw Term Loan	S + 5.00%	7/2/2031	436	423	436		7,15
AB Centers Acquisition Corporation	First Lien Revolver	S + 5.00%	7/2/2031	—	(2)	—		15
AB Centers Acquisition Corporation	First Lien Term Loan	S + 5.00%	7/2/2031	1,143	1,138	1,143		7
Coding Solutions Acquisition, Inc.	First Lien Term Loan	S + 5.00%	8/7/2031	9,675	9,570	9,578		7
Coding Solutions Acquisition, Inc.	First Lien Delayed Draw Term Loan	S + 5.00%	8/7/2031	—	(10)	(15)		15
Coding Solutions Acquisition, Inc.	First Lien Revolver	S + 5.00%	8/7/2031	122	120	121		9,15
Petvet Care Centers, LLC	First Lien Term Loan	S + 6.00%	11/15/2030	9,628	9,461	9,147		7
Petvet Care Centers, LLC	First Lien Delayed Draw Term Loan	S + 6.00%	11/15/2030	—	(11)	(64)		15
Petvet Care Centers, LLC	First Lien Revolver	S + 6.00%	11/15/2029	—	(3)	(8)		15
PPV Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	S + 5.25%	8/31/2029	2,754	2,710	2,754		8,15
RCP Nats Purchaser, LLC	First Lien Term Loan	S + 5.00%	3/19/2032	1,168	1,156	1,156		8
RCP Nats Purchaser, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	3/19/2032	—	(1)	(2)		15
RCP Nats Purchaser, LLC	First Lien Revolver	S + 5.00%	3/19/2032	—	—	—		15
Vital Care Buyer, LLC	First Lien Term Loan	S + 4.50%	7/30/2031	2,794	2,768	2,794		8
Vital Care Buyer, LLC	First Lien Revolver	S + 4.50%	7/30/2031	—	(1)	—		15
					35,063	34,894	19.8%

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Schedule of Investments (Unaudited) - Continued

March 31, 2025

(In thousands, except for unit and per unit data)

Portfolio Company (5)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Member’s Capital	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Health Care Technology
Brilliance Technologies, Inc.	First Lien Term Loan	S + 4.50%	3/11/2032	$3,269	$3,253	$3,253		7
Brilliance Technologies, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	3/11/2032	—	(13)	(26)		15
Brilliance Technologies, Inc.	First Lien Revolver	S + 4.50%	3/11/2032	—	—	—		15
DeLorean Purchaser, Inc.	First Lien Term Loan	S + 4.75%	12/16/2031	6,995	6,893	6,890		8
DeLorean Purchaser, Inc.	First Lien Revolver	S + 4.75%	12/16/2031	—	(2)	(2)		15
Healthedge Software, Inc	First Lien Term Loan	S + 4.75%	7/16/2031	2,631	2,606	2,631		8
Healthedge Software, Inc	First Lien Delayed Draw Term Loan	S + 4.75%	7/16/2031	1,161	1,150	1,161		8
Healthedge Software, Inc	First Lien Revolver	S + 4.75%	7/16/2031	—	(1)	—		15
Kona Buyer, LLC	First Lien Term Loan	S + 4.50%	7/23/2031	5,226	5,177	5,226		8
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	7/23/2031	307	304	307		8,15
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	7/23/2031	—	(7)	—		15
Kona Buyer, LLC	First Lien Revolver	S + 4.50%	7/23/2031	—	(1)	—		15
					19,359	19,440	11.0%
Insurance
Galway Borrower LLC	First Lien Term Loan	S + 4.50%	9/29/2028	5,037	4,993	5,037		8
Galway Borrower LLC	First Lien Delayed Draw Term Loan	S + 4.50%	9/29/2028	393	365	393		8,15
Galway Borrower LLC	First Lien Delayed Draw Term Loan	S + 4.50%	9/29/2028	95	94	95		8
Galway Borrower LLC	First Lien Revolver	S + 4.50%	9/29/2028	50	49	50		8,15
Higginbotham Insurance Agency, Inc.	First Lien Term Loan	S + 4.50%	11/24/2028	4,461	4,347	4,450		7
Higginbotham Insurance Agency, Inc.	First Lien Delayed Draw Term Loan	S + 4.75%	11/24/2028	2,398	2,363	2,398		7,15
Integrity Marketing Acquisition, LLC	First Lien Term Loan	S + 5.00%	8/25/2028	5,221	5,175	5,221		8
Integrity Marketing Acquisition, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	8/25/2028	—	(13)	—		15
Integrity Marketing Acquisition, LLC	First Lien Revolver	S + 5.00%	8/25/2028	—	(1)	—		15
SG Acquisition, Inc.	First Lien Term Loan	S + 4.75%	4/3/2030	11,128	11,104	11,128		8
SG Acquisition, Inc.	First Lien Revolver	S + 4.75%	4/3/2030	—	(1)	—		15
World Insurance Associates, LLC	First Lien Term Loan	S + 5.00%	4/3/2030	4,048	4,048	4,044		8
World Insurance Associates, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	4/3/2030	—	(5)	(2)		15
World Insurance Associates, LLC	First Lien Revolver	S + 5.00%	4/3/2030	—	—	—		15
					32,518	32,814	18.6%
IT Services
Redwood Services Group, LLC	First Lien Term Loan	S + 5.25%	6/15/2029	5,574	5,460	5,518		8
Redwood Services Group, LLC	First Lien Delayed Draw Term Loan	S + 5.25%	6/15/2029	1,374	1,346	1,360		8
Redwood Services Group, LLC	First Lien Delayed Draw Term Loan	S + 5.25%	6/15/2029	4,339	4,265	4,293		8,15
Saturn Borrower Inc	First Lien Term Loan	S + 6.00%	11/10/2028	1,975	1,946	1,945		8
Saturn Borrower Inc	First Lien Delayed Draw Term Loan	S + 6.00%	11/10/2028	—	(5)	(11)		15
Saturn Borrower Inc	First Lien Revolver	S + 6.00%	11/10/2028	—	(2)	(2)		15
Tau Buyer, LLC	First Lien Term Loan	S + 4.75%	2/2/2032	4,994	4,945	4,944		8
Tau Buyer, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	2/2/2032	69	61	52		8,15
Tau Buyer, LLC	First Lien Revolver	S + 4.75%	2/2/2032	—	(1)	(1)		15
Victors Purchaser, LLC	First Lien Term Loan	S + 4.75%	8/15/2031	8,028	7,953	8,028		8
Victors Purchaser, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	8/15/2031	415	404	415		8,15
Victors Purchaser, LLC	First Lien Revolver	S + 4.75%	8/15/2031	—	(1)	—		15
					26,371	26,541	15.1%

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Schedule of Investments (Unaudited) - Continued

March 31, 2025

(In thousands, except for unit and per unit data)

Portfolio Company (5)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Member’s Capital	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Life Sciences Tools & Services
Advarra Holdings, Inc	First Lien Term Loan	S + 4.50%	9/15/2031	$9,705	$9,659	$9,705		7
Advarra Holdings, Inc	First Lien Delayed Draw Term Loan	S + 4.50%	9/15/2031	—	(1)	—		15
Packaging Coordinators Midco, Inc.	First Lien Term Loan	S + 4.75%	1/22/2032	4,736	4,725	4,724		8
Packaging Coordinators Midco, Inc.	First Lien Delayed Draw Term Loan	S + 4.75%	1/22/2032	—	—	(5)		15
Packaging Coordinators Midco, Inc.	First Lien Delayed Draw Term Loan	S + 4.75%	1/22/2032	—	—	—		15
Packaging Coordinators Midco, Inc.	First Lien Revolver	S + 4.75%	1/22/2032	—	—	—		15
					14,383	14,424	8.2%
Machinery
Harvey Tool Company, LLC	First Lien Term Loan	S + 5.25%	10/26/2027	6,767	6,713	6,767		7
Harvey Tool Company, LLC	First Lien Delayed Draw Term Loan	S + 5.25%	10/26/2027	—	(10)	—		15
Harvey Tool Company, LLC	First Lien Revolver	S + 5.25%	10/26/2027	—	(1)	—		15
					6,702	6,767	3.8%
Professional Services
AVSC Holding Corp.	First Lien Term Loan	S + 5.00%	12/5/2031	6,996	6,860	6,925		7
AVSC Holding Corp.	First Lien Revolver	S + 5.00%	12/5/2029	11	9	10		7,15
Carr, Riggs and Ingram Capital, L.L.C.	First Lien Term Loan	S + 4.75%	11/18/2031	3,437	3,404	3,403		8
Carr, Riggs and Ingram Capital, L.L.C.	First Lien Delayed Draw Term Loan	S + 4.75%	11/18/2031	284	274	266		8,15
Carr, Riggs and Ingram Capital, L.L.C.	First Lien Revolver	S + 4.75%	11/18/2031	23	22	22		8,15
Chartwell Cumming Holding Corporation	First Lien Term Loan	S + 4.75%	11/16/2029	6,686	6,494	6,619		7
Chartwell Cumming Holding Corporation	First Lien Term Loan	S + 4.75%	11/16/2029	222	220	220		7
Chartwell Cumming Holding Corporation	First Lien Delayed Draw Term Loan	S + 4.75%	11/16/2029	444	431	440		7
Chartwell Cumming Holding Corporation	First Lien Delayed Draw Term Loan	S + 4.75%	11/16/2029	—	(1)	(2)		15
Chartwell Cumming Holding Corporation	First Lien Revolver	S + 4.75%	11/16/2029	8	7	7		7,15
Eclipse Buyer, Inc.	First Lien Term Loan	S + 4.75%	9/5/2031	5,207	5,158	5,207		7
Eclipse Buyer, Inc.	First Lien Delayed Draw Term Loan	S + 4.75%	9/5/2031	—	(4)	—		15
Eclipse Buyer, Inc.	First Lien Revolver	S + 4.75%	9/5/2031	—	(1)	—		15
Foreside Financial Group, LLC	First Lien Term Loan	S + 5.25%	9/30/2027	651	634	647		8
Foreside Financial Group, LLC	First Lien Delayed Draw Term Loan	S + 5.25%	9/30/2027	—	(7)	(5)		15
IG Investments Holdings, LLC	First Lien Term Loan	S + 5.00%	9/22/2028	5,846	5,763	5,817		8
IG Investments Holdings, LLC	First Lien Revolver	S + 5.00%	9/22/2028	—	(1)	(1)		15
IRI Group Holdings, Inc (f/k/a The NPD Group L.P.)	First Lien Term Loan	S + 5.00%	12/1/2028	6,947	6,798	6,947		8
					36,060	36,522	20.7%

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Schedule of Investments (Unaudited) - Continued

March 31, 2025

(In thousands, except for unit and per unit data)

Portfolio Company (5)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Member’s Capital	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Software
Aptean, Inc	First Lien Term Loan	S + 5.25%	1/30/2031	$6,747	$6,703	$6,714		8
Aptean, Inc.	First Lien Delayed Draw Term Loan	S + 5.25%	1/30/2031	175	174	173		8,15
Aptean, Inc.	First Lien Delayed Draw Term Loan	S + 5.25%	1/30/2031	—	(1)	(2)		15
Aptean, Inc.	First Lien Delayed Draw Term Loan	S + 5.25%	1/30/2031	—	—	(2)		15
Aptean, Inc.	First Lien Revolver	S + 5.25%	1/30/2031	—	(1)	(1)		15
Brave Parent Holdings, Inc.	First Lien Term Loan	S + 5.00%	11/29/2030	9,341	9,260	9,340		7
Brave Parent Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 5.00%	11/29/2030	616	605	616		7,15
Brave Parent Holdings, Inc.	First Lien Revolver	S + 5.00%	11/29/2030	—	(1)	—		15
CB Buyer, Inc.	First Lien Term Loan	S + 5.00%	7/1/2031	7,250	7,183	7,232		8
CB Buyer, Inc.	First Lien Delayed Draw Term Loan	S + 5.00%	7/1/2031	—	(7)	(4)		15
CB Buyer, Inc.	First Lien Revolver	S + 5.00%	7/1/2031	—	(1)	—		15
Enverus Holdings, Inc.	First Lien Term Loan	S + 5.50%	12/24/2029	7,618	7,522	7,618		7
Enverus Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 5.50%	12/24/2029	—	(1)	—		15
Enverus Holdings, Inc.	First Lien Revolver	S + 5.50%	12/24/2029	—	(2)	—		15
GS AcquisitionCo, Inc.	First Lien Term Loan	S + 5.25%	5/25/2028	2,161	2,152	2,161		8
GS AcquisitionCo, Inc.	First Lien Delayed Draw Term Loan	S + 5.25%	5/25/2028	237	235	237		8,15
GS AcquisitionCo, Inc.	First Lien Revolver	S + 5.25%	5/25/2028	—	(1)	—		15
InhabitIQ, Inc.	First Lien Term Loan	S + 4.50%	1/12/2032	4,389	4,368	4,367		7
InhabitIQ, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	1/12/2032	—	(3)	(6)		15
InhabitIQ, Inc.	First Lien Revolver	S + 4.50%	1/12/2032	—	—	—		15
Netwrix Corporation	First Lien Term Loan	S + 4.75%	6/11/2029	7,710	7,487	7,710		8
Netwrix Corporation	First Lien Delayed Draw Term Loan	S + 4.75%	6/11/2029	11	11	11		8,15
Rally Buyer, Inc.	First Lien Term Loan	S + 5.75%	7/19/2028	5,440	5,379	5,114		8
Rally Buyer, Inc.	First Lien Delayed Draw Term Loan	S + 5.75%	7/19/2028	1,244	1,227	1,169		8
Sapphire Software Buyer, Inc.	First Lien Term Loan	S + 5.50% (includes 3.00% PIK)	9/30/2031	9,218	9,132	9,126		9
Sapphire Software Buyer, Inc.	First Lien Revolver	S + 5.00%	9/30/2031	—	(1)	(1)		15
					61,419	61,572	35.0%
Trading Companies & Distributors
Blackbird Purchaser, Inc.	First Lien Term Loan	S + 5.50%	12/19/2030	9,922	9,749	9,922		8
Blackbird Purchaser, Inc.	First Lien Delayed Draw Term Loan	S + 5.50%	12/19/2030	1,099	1,065	1,099		8,15
Blackbird Purchaser, Inc.	First Lien Revolver	S + 5.50%	12/19/2029	53	51	53		12,15
PT Intermediate Holdings III, LLC	First Lien Term Loan	S + 5.00% (includes 1.75% PIK)	4/9/2030	8,418	8,401	8,418		8
PT Intermediate Holdings III, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	4/9/2030	—	(1)	—		15
Vessco Midco Holdings, LLC	First Lien Term Loan	S + 4.75%	7/24/2031	5,408	5,358	5,408		13
Vessco Midco Holdings, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	7/24/2031	475	464	475		14,15
Vessco Midco Holdings, LLC	First Lien Revolver	S + 4.75%	7/24/2031	—	(1)	—		15
					25,086	25,375	14.4%
Total non-controlled-non-affiliated Portfolio Company debt investments (6)					349,540	351,507	199.4%

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Schedule of Investments (Unaudited) - Continued

March 31, 2025

(In thousands, except for unit and per unit data)

Portfolio Company (5)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Member’s Capital	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
Equity Investments
Preferred Stock
Professional Services
Eclipse Topco, Inc.	Preferred Stock			28	$285	$291
					285	291
Common Stock
Air Freight & Logistics
Red Griffin TopCo, LLC	Common Stock			764	3,694	3,250
					3,694	3,250
L.P. Interest
Commercial Services & Supplies
Firebird Co-Invest L.P.	L.P. Interest			—	160	152
					160	152
Total non-controlled-non-affiliated Portfolio Company equity investments					4,139	3,693	2.1%
Total non-controlled-non-affiliated Portfolio Company investments					$353,679	$355,200	201.5%
(1)
Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “S”), Canadian Overnight Repo Rate Average (“CORRA” or “C”), Tokyo Overnight Average Rate (“TONAR” or “T”), or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower's option, and which reset periodically based on the terms of the loan agreement. SOFR based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread. The terms in the Consolidated Schedule of Investments disclose the actual interest rate in effect as of the reporting period.
(2)
Cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)
These investments were valued using unobservable inputs and are considered Level 3 investments.
(4)
Unless otherwise indicated, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company. As of March 31, 2025, all of the Company’s investments were non-controlled, non-affiliated.
(5)
Unless otherwise indicated, issuers of debt and equity investments held by the Company are domiciled in the United States.
(6)
All funded debt investments are income producing. As of March 31, 2025, there were no investments on non-accrual.
(7)
The interest rate on these loans is subject to 1-month SOFR, which as of March 31, 2025 was 4.32%.
(8)
The interest rate on these loans is subject to 3-month SOFR, which as of March 31, 2025 was 4.29%.
(9)
The interest rate on these loans is subject to 6-month SOFR, which as of March 31, 2025 was 4.19%.
(10)
The interest rate on these loans is subject to 1-month CORRA, which as of March 31, 2025 was 2.72%.
(11)
The interest rate on these loans is subject to the floor which as of March 31, 2025 was 0.75%.
(12)
The interest rate on $0.01 million of principal loans is subject to 1-month SOFR, which as of March 31, 2025 was 4.32% and the interest rate on $0.04 million of principal loans is subject to 3-month SOFR, which as of March 31, 2025 was 4.29%.
(13)
The interest rate on $3.1 million of principal loans is subject to 1-month SOFR, which as of March 31, 2025 was 4.32% and the interest rate on $2.3 million of principal loans is subject to 6-month SOFR, which as of March 31, 2025 was 4.19%.
(14)
The interest rate on $0.3 million of principal loans is subject to 1-month SOFR, which as of March 31, 2025 was 4.32% and the interest rate on $0.2 million of principal loans is subject to 6-month SOFR, which as of March 31, 2025 was 4.19%.
(15)
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

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Schedule of Investments (Unaudited) - Continued

March 31, 2025

(In thousands, except for unit and per unit data)

The following table is a listing of the Company’s unfunded commitments as of March 31, 2025 (in thousands):

Portfolio Company	Investment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value (3)
AB Centers Acquisition Corporation	First Lien Delayed Draw Term Loan	7/2/2026	$995	$—
AB Centers Acquisition Corporation	First Lien Revolver	7/2/2031	145	—
Advarra Holdings, Inc	First Lien Delayed Draw Term Loan	9/14/2026	491	—
Any Hour LLC	First Lien Delayed Draw Term Loan	5/23/2026	1,809	(36)
Any Hour LLC	First Lien Revolver	5/23/2030	68	(1)
Aptean, Inc.	First Lien Delayed Draw Term Loan	1/30/2026	129	(1)
Aptean, Inc.	First Lien Revolver	1/30/2031	207	(1)
Aptean, Inc.	First Lien Delayed Draw Term Loan	2/15/2027	428	(2)
Aptean, Inc.	First Lien Delayed Draw Term Loan	4/4/2025	481	(2)
AVSC Holding Corp.	First Lien Revolver	12/5/2029	129	(1)
Blackbird Purchaser, Inc.	First Lien Delayed Draw Term Loan	12/19/2025	876	—
Blackbird Purchaser, Inc.	First Lien Revolver	12/19/2029	99	—
Brave Parent Holdings, Inc.	First Lien Delayed Draw Term Loan	5/28/2025	450	—
Brave Parent Holdings, Inc.	First Lien Revolver	11/29/2030	152	—
Brilliance Technologies, Inc.	First Lien Delayed Draw Term Loan	9/13/2027	5,230	(26)
Brilliance Technologies, Inc.	First Lien Revolver	3/11/2032	94	(1)
Capstone Acquisition Holdings, Inc.	First Lien Delayed Draw Term Loan	8/28/2026	729	(6)
Carr, Riggs and Ingram Capital, L.L.C.	First Lien Delayed Draw Term Loan	11/18/2026	1,459	(15)
Carr, Riggs and Ingram Capital, L.L.C.	First Lien Revolver	11/18/2031	70	(1)
CB Buyer, Inc.	First Lien Delayed Draw Term Loan	7/1/2026	1,513	(4)
CB Buyer, Inc.	First Lien Revolver	7/1/2031	147	—
Chartwell Cumming Holding Corporation	First Lien Delayed Draw Term Loan	2/19/2027	256	(3)
Chartwell Cumming Holding Corporation	First Lien Revolver	11/16/2029	56	(1)
Coding Solutions Acquisition, Inc.	First Lien Delayed Draw Term Loan	8/7/2026	1,478	(15)
Coding Solutions Acquisition, Inc.	First Lien Revolver	8/7/2031	17	—
DeLorean Purchaser, Inc.	First Lien Revolver	12/16/2031	130	(2)
Dwyer Instruments, LLC	First Lien Delayed Draw Term Loan	11/20/2026	161	(1)
Dwyer Instruments, LLC	First Lien Revolver	7/20/2029	142	(1)
Eclipse Buyer, Inc.	First Lien Delayed Draw Term Loan	9/6/2026	883	—
Eclipse Buyer, Inc.	First Lien Revolver	9/5/2031	140	—
Enverus Holdings, Inc.	First Lien Delayed Draw Term Loan	12/22/2025	142	—
Enverus Holdings, Inc.	First Lien Revolver	12/24/2029	152	—
Firebird Acquisition Corp, Inc.	First Lien Delayed Draw Term Loan	2/1/2027	2,493	(12)
Firebird Acquisition Corp, Inc.	First Lien Revolver	2/2/2032	135	(1)
Firebird Co-Invest L.P.	L.P. Interest		8	—
Foreside Financial Group, LLC	First Lien Delayed Draw Term Loan	3/13/2026	986	(6)
Galway Borrower LLC	First Lien Delayed Draw Term Loan	2/6/2026	6,564	—
Galway Borrower LLC	First Lien Revolver	9/29/2028	102	—
Geo TopCo Corporation	First Lien Delayed Draw Term Loan	10/15/2026	2,246	(22)
Geo TopCo Corporation	First Lien Revolver	10/15/2031	93	(1)
GS AcquisitionCo, Inc.	First Lien Delayed Draw Term Loan	3/26/2026	834	—
GS AcquisitionCo, Inc.	First Lien Revolver	5/25/2028	148	—
Harvey Tool Company, LLC	First Lien Delayed Draw Term Loan	4/15/2026	2,664	—
Harvey Tool Company, LLC	First Lien Revolver	4/15/2030	148	—
Healthedge Software, Inc	First Lien Revolver	7/16/2031	139	—
Higginbotham Insurance Agency, Inc.	First Lien Delayed Draw Term Loan	3/27/2026	3,375	—
The Hiller Companies, LLC	First Lien Delayed Draw Term Loan	6/22/2026	477	—
The Hiller Companies, LLC	First Lien Revolver	6/20/2030	148	—
IG Investments Holdings, LLC	First Lien Revolver	9/22/2028	70	—
InhabitIQ, Inc.	First Lien Delayed Draw Term Loan	1/11/2027	1,219	(6)
InhabitIQ, Inc.	First Lien Revolver	1/12/2032	79	—
Integrity Marketing Acquisition, LLC	First Lien Delayed Draw Term Loan	8/27/2026	3,073	—
Integrity Marketing Acquisition, LLC	First Lien Revolver	8/25/2028	139	—

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Schedule of Investments (Unaudited) - Continued

March 31, 2025

(In thousands, except for unit and per unit data)

Portfolio Company	Investment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value (3)
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	7/23/2025	$1,233	$—
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	7/23/2026	1,541	—
Kona Buyer, LLC	First Lien Revolver	7/23/2031	139	—
National Express Wash Parent Intermediate Holdco, LLC	First Lien Delayed Draw Term Loan	3/31/2027	3,933	(39)
National Express Wash Parent Intermediate Holdco, LLC	First Lien Delayed Draw Term Loan	6/30/2025	1,124	(11)
National Express Wash Parent Intermediate Holdco, LLC	First Lien Revolver	7/16/2029	67	(1)
Netwrix Corporation	First Lien Delayed Draw Term Loan	11/21/2025	371	—
NRO Holdings III Corp.	First Lien Delayed Draw Term Loan	1/15/2027	59	(1)
NRO Holdings III Corp.	First Lien Revolver	7/15/2030	28	(1)
Packaging Coordinators Midco, Inc.	First Lien Delayed Draw Term Loan	4/22/2026	1,995	(5)
Packaging Coordinators Midco, Inc.	First Lien Delayed Draw Term Loan	4/22/2026	135	—
Packaging Coordinators Midco, Inc.	First Lien Revolver	1/22/2032	135	—
Petvet Care Centers, LLC	First Lien Delayed Draw Term Loan	11/17/2025	1,272	(64)
Petvet Care Centers, LLC	First Lien Revolver	11/15/2029	152	(8)
PPV Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	8/7/2026	4,231	—
PT Intermediate Holdings III, LLC	First Lien Delayed Draw Term Loan	4/8/2026	591	—
RCP Nats Purchaser, LLC	First Lien Delayed Draw Term Loan	3/19/2027	234	(2)
RCP Nats Purchaser, LLC	First Lien Revolver	3/19/2032	19	—
Redwood Services Group, LLC	First Lien Delayed Draw Term Loan	8/29/2025	228	(2)
Sapphire Software Buyer, Inc.	First Lien Revolver	9/30/2031	140	(1)
Saturn Borrower Inc	First Lien Delayed Draw Term Loan	1/25/2027	718	(11)
Saturn Borrower Inc	First Lien Revolver	11/10/2028	135	(2)
SG Acquisition, Inc.	First Lien Revolver	4/3/2030	152	—
Spruce Bidco II Inc.	First Lien Revolver	2/2/2032	135	(2)
Tau Buyer, LLC	First Lien Delayed Draw Term Loan	2/1/2027	1,668	(17)
Tau Buyer, LLC	First Lien Revolver	2/2/2032	135	(1)
Trystar, LLC	First Lien Delayed Draw Term Loan	9/10/2026	2,574	(26)
Trystar, LLC	First Lien Revolver	9/10/2031	140	(1)
Vessco Midco Holdings, LLC	First Lien Delayed Draw Term Loan	7/24/2026	1,328	—
Vessco Midco Holdings, LLC	First Lien Revolver	7/24/2031	140	—
Victors Purchaser, LLC	First Lien Delayed Draw Term Loan	8/15/2026	1,500	—
Victors Purchaser, LLC	First Lien Revolver	8/15/2031	142	—
Vital Care Buyer, LLC	First Lien Revolver	7/30/2031	140	—
Wildcat Topco, Inc	First Lien Delayed Draw Term Loan	11/16/2026	1,060	(11)
Wildcat Topco, Inc	First Lien Revolver	11/15/2030	140	(1)
World Insurance Associates, LLC	First Lien Delayed Draw Term Loan	8/14/2026	1,920	(2)
World Insurance Associates, LLC	First Lien Revolver	4/3/2030	83	—
Total Unfunded Portfolio Company Commitments			$74,135	$(377)

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Schedule of Investments (Unaudited)

December 31, 2024

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

December 31, 2024

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

December 31, 2024

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

December 31, 2024

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

December 31, 2024

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
(9)
All or a portion of the position is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. For investments in delayed draw term loans and revolvers, the cost basis is adjusted for any market discount or original issue discount received on the total balance committed. As a result, the purchase of commitments not fully funded may result in a negative cost and fair value until funded. See below for more information on the Company’s unfunded commitments.
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

December 31, 2024

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

Basis of Presentation

The interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 6 of Regulation S-X. In the opinion of management, all adjustments considered necessary for the fair statement of the consolidated financial statements for the interim period presented, have been included. These financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Restricted cash represents the amount of principal and interest collections received as well as amounts in reserve to fund draws on the Senior Secured Credit Facility (as defined in Note 6 to the consolidated financial statements) that are all held at SCI BDC SPV I LLC (the “SPV”).

Cash and cash equivalents and restricted cash are carried at cost, which approximates fair value. Cash and cash equivalents held as of March 31, 2025 and December 31, 2024 was $7.3 million and $2.2 million, respectively. Restricted cash held as of March 31, 2025 and December 31, 2024 was $8.3 million and $6.7 million, respectively.

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

PIK Income

The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Company’s statement of operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to unitholders in the form of dividends, even though the Company has not yet collected cash. During the three months ended March 31, 2025 and 2024, PIK income earned was $0.2 million and $0.0 million, respectively.

Dividend Income

Dividend income on preferred equity securities are recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies. To the extent a preferred equity security contains PIK provisions, PIK dividends, computed at the contractual rate specified in each applicable agreement, are accrued and recorded as dividend income and added to the principal balance of the preferred equity security. PIK dividends added to the principal balance are generally collected upon redemption of the equity. Dividend Income is recorded in Other income in our Consolidated Statements of Operations.

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

Non-Accrual Income

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2025 and December 31, 2024, there were no loans placed on non-accrual status.

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

Unit Repurchases

In connection with the Company’s unit repurchase programs, the cost of units repurchased is charged to member’s capital on the trade date. There were no unit repurchases during the three months ended March 31, 2025 and 2024.

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

Segment Reporting

In accordance with ASC Topic 280, Segment Reporting (“ASC 280”), the Company has determined that it has a single operating and reporting segment. Our Chief Executive Officer is the Company’s Chief Operating Decision Maker (“CODM”). While the Company lends to and separately evaluates the performance of each portfolio company in which it invests across various industries, the CODM evaluates and monitors performance of the business on an aggregated basis. Further, each investment is evaluated and managed using similar processes and shared operations support functions such as deal origination, underwriting, documentation, loan and compliance administration in addition to administrative functions of human resources, legal, finance and information technology. See Note 11 to the consolidated financial statements for additional information.

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

Pre-Incentive Fee Net Investment Income Returns, expressed as a rate of return on the value of our net assets at the end of the immediate preceding quarter, is compared to a “hurdle rate” of return of 1.75% per quarter (7.00% annualized).

We will pay the Investment Adviser an incentive fee quarterly in arrears with respect to our Pre-Incentive Fee Net Investment Income Returns in each calendar quarter as follows:

•
No incentive fee based on Pre-Incentive Fee Net Investment Income Returns in any calendar quarter in which our Pre-Incentive Fee Net Investment Income Returns do not exceed the hurdle rate of 1.75% per quarter (7.00% annualized);
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

The fees that are payable under the Investment Advisory Agreement for any partial period will be appropriately prorated. For the avoidance of doubt, the incentive fee will be calculated net of our expenses before fee waivers.

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

For the three months ended March 31, 2025 and 2024, the Company recognized $0.5 million and $0.3 million, respectively, of management fees, and $0.5 million and $0.1 million, respectively, of incentive fees before the impact of waived fees. For the three months ended March 31, 2025 and 2024, $0.5 million and $0.3 million respectively, of management fees were waived, and $0.5 million and $0.1 million, respectively, of incentive fees were waived.

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

Due to Investment Adviser

Prior to the commencement of operations on December 7, 2023, the Investment Adviser bore all organization and offering expenses in connection with the formation of the Company and the initial closing of the private offering. Following the commencement of operations, the Company will reimburse the Investment Adviser for these organization and offering costs up to a maximum aggregate amount of $1.5 million. Organization and offering costs incurred prior to the commencement of operations were reimbursed to the Investment Adviser during the year ended December 31, 2024.

Note 4. Investments

The composition of the Company’s investment portfolio as of March 31, 2025 at cost and fair value was as follows (in thousands):

	Amortized Cost	% of Total Investments at Amortized Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt (1)	$349,540	98.8%	$351,507	99.0%
Common Stock	3,694	1.0%	3,250	0.8%
Preferred Stock	285	0.1%	291	0.1%
L.P. Interest	160	0.1%	152	0.1%
Total	$353,679	100.0%	$355,200	100.0%
(1)
First lien debt consists of first lien term loans, first lien, last-out term loans, first lien delayed draw term loans and first lien revolvers.

The composition of the Company’s investment portfolio as of December 31, 2024 at cost and fair value was as follows (in thousands):

	Amortized Cost	% of Total Investments at Amortized Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt (1)	$312,392	98.7%	$314,855	98.8%
Common Stock	3,694	1.2%	3,500	1.1%
Preferred Stock	285	0.1%	274	0.1%
Total	$316,371	100.0%	$318,629	100.0%
(1)
First lien debt consists of first lien term loans, first lien, last-out term loans, first lien delayed draw term loans and first lien revolvers.

The industry composition of investments as of March 31, 2025 at amortized cost and fair value was as follows (in thousands):

	March 31, 2025
	Investments at Amortized Cost	% of Investments at Amortized Cost	Investments at Fair Value	% of Investments at Fair Value
Software	$61,419	17.4%	$61,572	17.3%
Professional Services	36,345	10.3%	36,813	10.4%
Health Care Providers & Services	35,063	9.9%	34,894	9.8%
Insurance	32,518	9.2%	32,814	9.2%
IT Services	26,371	7.4%	26,541	7.5%
Trading Companies & Distributors	25,086	7.1%	25,375	7.1%
Health Care Technology	19,359	5.4%	19,440	5.5%
Diversified Consumer Services	17,034	4.8%	16,935	4.8%
Health Care Equipment & Supplies	16,468	4.6%	16,681	4.7%
Commercial Services & Supplies	14,488	4.1%	14,484	4.1%
Life Sciences Tools & Services	14,383	4.1%	14,424	4.1%
Electrical Equipment	12,966	3.7%	12,939	3.6%
Electronic Equipment, Instruments & Components	10,144	2.9%	10,205	2.9%
Air Freight & Logistics	9,791	2.8%	9,480	2.7%
Financial Services	8,887	2.5%	8,935	2.5%
Machinery	6,702	1.9%	6,767	1.9%
Chemicals	6,655	1.9%	6,901	1.9%
Total	$353,679	100.0%	$355,200	100.0%

The industry composition of investments as of December 31, 2024 at amortized cost and fair value was as follows (in thousands):

	December 31, 2024
	Investments at Amortized Cost	% of Investments at Amortized Cost	Investments at Fair Value	% of Investments at Fair Value
Software	$54,539	17.2%	$54,865	17.2%
Health Care Providers & Services	38,626	12.3%	38,718	12.1%
Professional Services	35,829	11.3%	36,235	11.4%
Insurance	27,611	8.7%	27,927	8.8%
Trading Companies & Distributors	24,653	7.8%	24,952	7.8%
IT Services	19,060	6.0%	19,258	6.0%
Health Care Technology	16,136	5.1%	16,152	5.0%
Diversified Consumer Services	15,331	4.8%	15,314	4.8%
Electrical Equipment	12,995	4.1%	12,972	4.1%
Electronic Equipment, Instruments & Components	12,628	4.0%	12,707	4.0%
Air Freight & Logistics	9,779	3.1%	9,724	3.1%
Commercial Services & Supplies	9,729	3.1%	9,741	3.1%
Life Sciences Tools & Services	9,681	3.1%	9,729	3.1%
Financial Services	8,883	2.8%	8,934	2.8%
Health Care Equipment & Supplies	7,794	2.5%	7,991	2.5%
Machinery	6,697	2.1%	6,745	2.1%
Chemicals	6,400	2.0%	6,665	2.1%
Total	$316,371	100.0%	$318,629	100.0%

The geographic composition of investments as of March 31, 2025 at cost and fair value was as follows (in thousands):

	March 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$353,679	$355,200	100.0%	201.5%
Total	$353,679	$355,200	100.0%	201.5%

The geographic composition of investments as of December 31, 2024 at cost and fair value was as follows (in thousands):

	December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$316,371	$318,629	100.0%	206.5%
Total	$316,371	$318,629	100.0%	206.5%

As of March 31, 2025 and December 31, 2024, there were no investments in the portfolio on non-accrual status.

As of March 31, 2025 and December 31, 2024, on a fair value basis, 99.9% and 99.9.% of debt investments, respectively, bore interest at a variable rate that may be determined by reference to either the SOFR or an alternative base rate.

Note 5. Fair Value Measurements

The following table presents the fair value of investments as of March 31, 2025, disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820 (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First Lien Debt (1)	$—	$—	$351,507	$351,507
Common Stock	—	—	3,250	3,250
Preferred Stock	—	—	291	291
L.P. Interest	—	—	152	152
Total	$—	$—	$355,200	$355,200
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

The following tables present change for the three months ended March 31, 2025 and 2024 in the fair value of investments for which Level 3 inputs were used to determine fair value (in thousands):

	Three Months Ended March 31, 2025
	First Lien Debt	Preferred Stock	Common Stock	L.P. Interest	Total
Fair value, beginning of period	$314,855	$274	$3,500	$—	$318,629
Purchases of investments	47,901	—	—	160	48,061
Proceeds from principal repayments and sales of investments	(11,345)	—	—	—	(11,345)
Accretion of discount/amortization of premium	239	—	—	—	239
Payment-in-kind interest and fees capitalized	165	—	—	—	165
Net realized gain (loss) on investments	188	—	—	—	188
Net change in unrealized appreciation (depreciation)	(496)	17	(250)	(8)	(737)
Fair value, end of period	$351,507	$291	$3,250	$152	$355,200
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of March 31, 2025	$(310)	$17	$(250)	$(8)	$(551)

	Three Months Ended March 31, 2024
	First Lien Debt	Preferred Stock	Common Stock	L.P. Interest	Total
Fair value, beginning of period	$106,888	$—	$—	$—	$106,888
Purchases of investments	11,131	—	—	—	11,131
Proceeds from principal repayments and sales of investments	(227)	—	—	—	(227)
Accretion of discount/amortization of premium	142	—	—	—	142
Net change in unrealized appreciation (depreciation)	(172)	—	—	—	(172)
Fair value, end of period	$117,762	$—	$—	$—	$117,762
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of March 31, 2024	$(172)	$—	$—	$—	$(172)

Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three months ended March 31, 2025 and 2024, there were no transfers into or out of Level 3.

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of March 31, 2025 and December 31, 2024. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	March 31, 2025
				Range
	Fair Value (in thousands)	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in First Lien Debt	$351,507	Yield analysis	Discount rate	6.4%	13.1%	8.7%
Investments in Common Stock	3,250	Market approach	Transaction multiples	12.2x	12.2x	12.2x
		Market approach	Market comparables	12.0x	12.0x	12.0x
		Discounted cash flows	Discount rate	15.3%	15.3%	15.3%
Investments in Preferred Stock	291	Yield analysis	Discount rate	13.1%	13.1%	13.1%
Investments in L.P. Interest	152	Market approach	Transaction multiples	14.9x	14.9x	14.9x
		Market approach	Market comparables	14.6x	14.6x	14.6x
		Discounted cash flows	Discount rate	15.6%	15.6%	15.6%
	$355,200
(1)
Weighted averages are calculated based on fair value of investments.

	December 31, 2024
				Range
	Fair Value (in thousands)	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in First Lien Debt	$314,855	Yield analysis	Discount rate	8.0%	12.8%	9.0%
Investments in Common Stock	3,500	Market approach	Transaction multiples	12.2x	12.2x	12.2x
		Market approach	Market comparables	14.1x	14.1x	14.1x
		Discounted cash flows	Discount rate	15.2%	15.2%	15.2%
Investments in Preferred Stock	274	Yield analysis	Discount rate	17.1%	17.1%	17.1%
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

Note 6. Debt

In accordance with the Investment Company Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 150% after such borrowing. As of March 31, 2025 and December 31, 2024, the Company’s asset coverage was 191.0% and 188.9%, respectively.

The Company’s outstanding debt obligations as of March 31, 2025 were as follows (in thousands):

	March 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Fair Value (1)	Unused Portion (2)	Amount Available (3)
Senior Secured Credit Facility	$300,000	$188,524	$188,524	$188,524	$111,476	$24,692
Revolving Credit Facility	75,000	5,000	5,000	5,000	70,000	70,000
Total Debt Obligations	$375,000	$193,524	$193,524	$193,524	$181,476	$94,692

(1)
The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of March 31, 2025.
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

The following table summarizes the average and maximum debt outstanding, and the interest and debt issuance cost for the three months ended March 31, 2025 and 2024 (in thousands):

	Three months ended March 31,
	2025	2024
Average debt outstanding	$184,547	$46,850
Maximum amount of debt outstanding	$195,103	$68,302

Weighted average annualized interest cost (1)	7.39%	8.73%
Annualized amortized debt issuance cost	0.26%	0.26%
Total annualized interest cost	7.65%	8.99%

Average 1-month SOFR rate	4.30%	5.32%

(1)
Includes the stated interest expense and commitment fees on the unused portion of the Senior Secured Credit Facility and Revolving Credit Facility. Commitment fees for the three months ended March 31 2025 and 2024 were $0.2 million and $0.2 million, respectively.

The components of interest expense for the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	Three months ended March 31,
	2025	2024
Borrowing interest expense	$3,013	$953
Facility undrawn and unused fees	236	208
Amortization of financing costs and debt issuance costs	199	129
Total interest expense	$3,448	$1,290

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

The aggregate lender commitments under the Senior Secured Credit Facility are $200 million with an additional $200 million committed beginning 12 months from the effective date, and an uncommitted accordion feature that would allow the SPV to borrow up to an additional $100 million. On December 31, 2024, the Senior Secured Credit Facility was amended to (a) increase the maximum facility amount to $300 million on the effective date of the Amendment, (b) extend the reinvestment period under the Credit Agreement to December 7, 2028, (c) extend the scheduled termination date to December 7, 2029, and (d) a scheduled increase in the maximum facility amount under the Credit Agreement to $400 million on June 7, 2025. The Senior Secured Credit Facility matures on December 7, 2029, unless there is an earlier termination or an acceleration following an event of default. In connection with the Senior Secured Credit Facility, the Company has also entered into an equity commitment letter with the SPV, for the benefit of the Lenders, pursuant to which the Company may be required to contribute cash proceeds to the SPV upon the occurrence of a “Market Value Event” or an “Event of Default.”

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

The Senior Secured Credit Facility is secured by all of the SPV’s assets. The SPV’s assets and liabilities are not available to satisfy debts and obligations of Senior Credit Investments, LLC. Assets and liabilities of the SPV as of March 31, 2025 and December 31, 2024 are as follows (in thousands):

	March 31, 2025	December 31, 2024
Assets
Investments at fair value	$344,173	$309,489
Restricted cash	8,318	6,698
Interest receivable	1,789	1,860
Deferred financing costs	3,336	3,502
Prepaid expenses and other assets	33	42
Total assets	$357,649	$321,591
Liabilities
Debt	$188,524	$173,603
Interest payable	3,138	2,922
Payable for investments purchased	1,681	—
Accrued expenses and other liabilities	16	52
Total liabilities	$193,359	$176,577

Both the SPV and the Company have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. As of March 31, 2025 and December 31, 2024, the Company was in compliance with all covenants and other requirements of the Senior Secured Credit Facility.

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

Borrowings under the Senior Secured Credit Facility will bear interest at Term SOFR or a Alternate Base Rate, in each case plus an applicable margin equal to 2.50% for borrowings that reference Term SOFR and 1.50% for borrowings that reference the Base Rate. The Company will pay a non-use fee of 0.30% per annum, payable quarterly in arrears, based on the average daily amount of the unused commitments during the immediately preceding quarter.

The Company’s obligations under the Revolving Credit Facility are secured by the Company’s right to call capital from certain of its investors, its right to receive capital contributions from certain of its investors, the bank account into which such capital contributions are funded and all proceeds of any and all of the foregoing.

The Company made certain representations and warranties and must comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. As of March 31, 2025, the Company was in compliance with all covenants and other requirements of the Revolving Credit Facility.

Note 7. Member’s Capital

Under the terms of our limited liability agreement, the Company is authorized to issue up to 1,000,000,000 common units.

The following table summarizes common units issued and proceeds received for the three months ended March 31, 2025 (in thousands, except unit amounts):

	Three Months Ended March 31, 2025
	Units	Amount
Proceeds from units sold	12,359	$22,500
Total	12,359	$22,500

There were no common units issued for the three months ended March 31, 2024.

Net Asset Value per Unit and Offering Price

The Company determines NAV for its units as of the last day of each calendar month. Units are issued at an offering price equivalent to the most recent NAV per unit available, which will be the prior calendar day NAV per unit. The following tables summarize each month-end NAV per unit during the three months ended March 31, 2025 and 2024:

For the Month Ended	NAV Per Unit
January 31, 2025	$1,808.00
February 28, 2025	$1,807.74
March 31, 2025	$1,803.92

For the Month Ended	NAV Per Unit
January 31, 2024	$1,846.89
February 29, 2024	$1,856.35
March 31, 2024	$1,859.46

Distributions

The Board authorizes and declares distribution amounts per unit. The following tables present distributions that were declared during the three months ended March 31, 2025 and 2024 (in thousands, except per unit data):

Declaration Date	Record Date	Payment Date	Per Unit	Amount
January 30, 2025	January 31, 2025	February 21, 2025	$16.8030	$1,571
February 26, 2025	February 28, 2025	March 17, 2025	15.9745	1,559
March 27, 2025	March 27, 2025	April 15, 2025	15.9830	1,560
			$48.7605	$4,690

Declaration Date	Record Date	Payment Date	Per Unit	Amount
March 28, 2024	March 28, 2024	April 5, 2024	$5.6624	$252

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

Note 8. Net Increase in Net Assets Per Unit

The following sets forth the computation of basic and diluted earnings per unit for the three months ended March 31, 2025 and 2024 (in thousands, except unit and per unit data):

	Three months ended March 31,
	2025	2024
Net increase in member's capital resulting from operations	$3,934	$1,360
Weighted average units outstanding	93,119	44,576
Net increase in net assets per unit resulting from operations - basic and diluted	$42.25	$30.51

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

The Company has commitments to fund various revolving and first lien senior secured delayed draw term loans. As of March 31, 2025 and December 31, 2024, the total unfunded commitments were $74.1 million and $61.9 million, respectively.

The Company has entered into an equity commitment letter with the SPV, in connection with the Company’s Senior Secured Credit Facility. See Note 6 to the consolidated financial statements for additional information.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2025, management is not aware of any pending or threatened material litigation.

Note 10. Financial Highlights

The following are the financial highlights for the three months ended March 31, 2025 (in thousands, except unit and per unit data):

	Three months ended March 31,
	2025	2024
Per Unit Data:
Net asset value at beginning of period	$1,810.37	$1,834.62
Net investment income (1)	48.14	34.37
Net realized gains (losses) and unrealized appreciation (depreciation) (2)	(5.83)	(3.87)
Net increase (decrease) in member’s capital from operations	1,852.68	1,865.12
Distributions declared (3)	(48.76)	(5.66)
Net asset value at end of period	$1,803.92	$1,859.46

Total return based on net asset value (4)	2.4%	1.7%
Units outstanding, end of period	97,607	44,576
Weighted average units outstanding	93,119	44,576

Ratio/Supplemental Data:
Member’s capital at end of period	$176,075	$82,888
Annualized ratio of net expenses to average member’s capital (5)	9.2%	9.2%
Annualized ratio of net expenses before voluntary waivers to average member’s capital (5)(6)	11.5%	11.0%
Annualized ratio of net investment income to average member’s capital (5)	10.5%	8.4%
Portfolio turnover rate (7)	3.0%	0.0%
Asset coverage ratio, end of period	191.0%	221.4%

Capital Commitments Data:
Capital commitments, end of period	$300,000	$300,000
Funded capital commitments, end of period	$178,498	$80,998
% of capital commitments funded	59.5%	27.0%

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
(5)
Net expenses include interest expense and all other company operating expenses. Amounts are annualized with the exception of certain non-recurring income and expenses. Operating expenses may vary in the future based on the amount of capital raised and other unpredictable variables.

(6)
Voluntary waivers include management fees and incentive fees.
(7)
The turnover rate is derived by using the total sales of investments fully repaid divided by the average investments during the period. For the three months ended March 31, 2025, two portfolio companies repaid their loans in full. For the three months ended March 31, 2024, there were no portfolio companies that repaid loans in full.

Note 11. Segment Reporting

The Company operates through a single operating and reporting segment with an investment objective to generate both current income and capital appreciation by investing primarily in senior secured loans to U.S. companies in the upper middle market. The CODM uses our consolidated net investment income and net increase (decrease) in net assets resulting from operations as reported in the Consolidated Statements of Operations to assess the Company’s performance. Net Investment Income is comprised of consolidated total investment income and consolidated total net operating expenses, which are considered the key segment measures of profit or loss received by the CODM. In addition to other factors and metrics, the CODM utilizes net investment income as a key metric in determining distributions to be paid to the Company’s unitholders. As the Company’s operations comprise a single reporting segment, the segment assets are reflected on the accompanying Consolidated Statements of Assets and Liabilities as “total assets” and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations.

Note 12. Subsequent Events

Management has evaluated subsequent events through the date of issuance of these consolidated financial statements and has determined that, except as disclosed below, there are no subsequent events outside of the ordinary scope of business that require adjustment to, or disclosure in the consolidated financial statements.

On April 29, 2025, the Company’s Board of Directors declared a distribution of $14.5059 per unit, which is payable on May 15, 2025 to unitholders of record as of April 30, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with “Item 1. Consolidated Financial Statements.” This discussion contains forward-looking statements, which relate to future events, our future performance or financial condition and involves numerous risks, uncertainties and other factors outside of our control including, but not limited to, those set forth in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 and elsewhere in this report. Actual results could differ materially from those implied or expressed in any forward-looking statements.

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

The following factors are among those that may cause actual results to differ materially from our forward-looking statements in this report:

•
changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including the effects of inflation, trade policies and government regulation;
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

Portfolio and Investment Activity

Our portfolio and investment activity during the three months ended March 31, 2025 and 2024 is presented below (information at amortized cost unless otherwise indicated) (dollars in thousands):

	Three months ended March 31,
	2025	2024
Total investments, beginning of period	$316,371	$105,495
New investments purchased	48,061	11,131
Net accretion of discount on investments	239	142
Payment-in-kind interest and fees capitalized	165	—
Net realized gain (loss) on investments	188	—
Investments repaid	(11,345)	(227)
Total investments, end of period	$353,679	$116,541

Portfolio Companies at beginning of period	50	22
Number of new Portfolio Companies	10	3
Number of exited Portfolio Companies	(2)	—
Portfolio Companies at end of period	58	25

Our portfolio composition and weighted average yields as of March 31, 2025 and December 31, 2024 was as follows (dollars in millions):

	March 31, 2025	December 31, 2024
Weighted average yield on debt investments, at amortized cost (1)	9.9%	10.0%
Weighted average yield on debt investments, at fair value (1)	9.9%	10.0%
Weighted average EBITDA (2)	$226	$209
Weighted average loan-to-value (“LTV”) (3)	39%	39%
Percentage of first lien secured debt portfolio investments, at fair value	99.0%	98.8%
Percentage of debt investments bearing a floating rate, at fair value	99.9%	99.9%

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

As of March 31, 2025 and December 31, 2024, there were no investments on non-accrual status.

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

Our critical accounting estimates should be read in conjunction with our risk factors described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024 and as described in Note 2 of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.

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

Results of Operations

Operating results for the three months ended March 31, 2025 and 2024 was as follows (in thousands):

	2025	2024
Total investment income	$8,565	$3,619
Net expenses	4,082	2,087
Net investment income	4,483	1,532
Net realized gain (loss)	188	—
Net change in unrealized appreciation (depreciation)	(737)	(172)
Net increase in member’s capital resulting from operations	$3,934	$1,360

Net increase in member’s capital resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons of net increase in net assets resulting from operations may not be meaningful.

Investment Income

Investment income, was as follows (in thousands):

	Three months ended March 31,
	2025	2024
Interest income	$8,107	$3,573
Payment-in-kind interest income	184	—
Other income	274	46
Total investment income	$8,565	$3,619

For the three months ended March 31, 2025 and 2024, total investment income was $8.6 million and $3.6 million, respectively, primarily driven by our deployment of capital and the increased balance of our investments. The size of our investment portfolio at fair value increased to $355.2 million at March 31, 2025 from $117.8 million at March 31, 2024.

Expenses

Expenses were as follows (in thousands):

	Three months ended March 31,
	2025	2024
Interest and other financing expenses	$3,448	$1,290
Management fees	509	256
Income-based incentive fees	497	109
Capital gains incentive fees	—	(22)
Other general and administrative expenses	634	797
Total expenses before Fee Waiver	5,088	2,430
Management fees waived	(509)	(256)
Incentive fees waived	(497)	(87)
Net expenses	$4,082	$2,087

For the three months ended March 31, 2025 and 2024, net expenses were $4.1 million and $2.1 million, respectively, primarily attributable to interest and other financing expenses partially offset by the Fee Waivers from our Investment Adviser.

Interest and other financing expenses

Total interest expense (including unused fees and amortization of deferred financing and debt issuance costs) of $3.4 million and $1.3 million, respectively, for the three months ended March 31, 2025 and 2024 was driven by $184.5 million and $46.9 million, respectively, of average borrowings under the Senior Secured Credit Facility.

Management fees

For the three months ended March 31, 2025 and 2024, management fees were $0.5 million and $0.3 million, respectively. Management fees are incurred at annual rate of 1.25% of the average value of our net assets at the end of the most recently completed calendar quarter. The Investment Adviser agreed to waive the management fees through December 31, 2025, which resulted in a waiver of $0.5 million and $0.3 million, respectively, for the three months ended March 31, 2025 and 2024.

Incentive fees

For the three months ended March 31, 2025 and 2024, total incentive fees were $0.5 million and $0.1 million, respectively. The Investment Adviser agreed to waive the incentive fee through December 31, 2025, which resulted in a waiver of $0.5 million and $0.1 million, respectively, for the three months ended March 31, 2025 and 2024.

Net Realized Gain (Loss)

For the three months ended March 31, 2025 and 2024, we had $0.2 million and $0.0 million in realized gains (losses) on investments.

Net Unrealized Appreciation (Depreciation)

Net unrealized appreciation (depreciation) was comprised of the following (in thousands):

	Three months ended March 31,
	2025	2024
Non-controlled/non-affiliated investments
Net unrealized appreciation (depreciation)	$(737)	$(172)

For the three months ended March 31, 2025 and 2024, we recognized gross unrealized appreciation on investments of $0.4 million and $0.3 million, respectively, and gross unrealized depreciation on investments of $1.1 million and $0.4 million, respectively, resulting in net change in unrealized appreciation (depreciation) of $0.7 million and $(0.2) million, respectively, on investments.

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

As of March 31, 2025, we had one Senior Secured Credit Facility outstanding with a maximum available amount of $300 million that is committed to increase to $400 million on June 7, 2025 and a Revolving Credit Facility with an aggregate available amount of $75 million. We may enter into additional credit facilities, increase the size of our existing credit facilities or issue additional debt securities, including debt securitizations and unsecured debt. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the Investment Company Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness is at least 150%.

We believe that our current cash and cash equivalents on hand, our available borrowing capacity under our credit facilities, and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations in the near term.

Cash Equivalents

Cash equivalents include highly liquid investments, including money market funds, not held for resale with original maturities of three months or less.

Restricted Cash

Restricted cash includes the amount of principal and interest collections received as well as amounts in reserve to fund draws on the Senior Secured Credit Facility that are all held at SCI BDC SPV I LLC.

Debt

As of March 31, 2025, we had an aggregate principal amount of $193.5 million of debt outstanding under the credit facilities. The Senior Secured Credit Facility matures on December 7, 2029, unless there is an earlier termination or an acceleration following an event of default. Availability under the Revolving Credit Facility will terminate on the earlier of March 20, 2026, which may be extended for up to two additional one-year periods, subject to the consent of the administrative agent and extending lender, and the date of termination of the revolving commitments thereunder.

See Note 6 to the consolidated financial statements for information on the Company’s debt.

Member’s Capital

See Note 7 to the consolidated financial statements for information on the Company’s common units and related capital activities.

Distributions

The Board authorizes and declares distribution amounts per unit. The following tables present distributions that were declared during the three months ended March 31, 2025 and 2024 (in thousands, except per unit data):

Declaration Date	Record Date	Payment Date	Per Unit	Amount
January 30, 2025	January 31, 2025	February 21, 2025	$16.8030	$1,571
February 26, 2025	February 28, 2025	March 17, 2025	15.9745	1,559
March 27, 2025	March 27, 2025	April 15, 2025	15.9830	1,560
			$48.7605	$4,690

Declaration Date	Record Date	Payment Date	Per Unit	Amount
March 28, 2024	March 28, 2024	April 5, 2024	$5.6624	$252

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

The following tables summarize the total common units issued and proceeds received for the three months ended March 31, 2025 (in thousands, except unit amounts):

	Three Months Ended March 31, 2025
	Units	Amount
Proceeds from units sold	12,359	$22,500
Total	12,359	$22,500

There were no common units issued for the three months ended March 31, 2024.

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

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2025, management is not aware of any pending or threatened litigation.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio. Uncertainty with respect to the economic effects of elevated interest rates in response to inflation and significant volatility in the financial markets due to the Russian/Ukraine and Middle East conflicts, has materially impacted and could continue to materially impact our market risks, including those listed below. For additional information concerning potential impact on our business and our operating results, see “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024.

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

As of March 31, 2025, on a fair value basis, 99.9% of our debt portfolio investments bore interest at variable rates and typically have durations of one to six months after which they reset to current market interest rates, and substantially all are subject to certain floors. Our Senior Secured Credit Facility bears interest at a Term SOFR or a Base Rate, in each case plus an applicable margin equal to 2.15% for borrowings that reference Term SOFR and 1.15% for borrowings that reference the Base Rate. Our Revolving Credit Facility bears interest at a Term SOFR or a Base Rate, in each case plus an applicable margin equal to 2.50% for borrowings that reference Term SOFR and 1.50% for borrowings that reference the Alternate Base Rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

The following table shows the estimated annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio and outstanding debt as of March 31, 2025, assuming no changes in our investment and borrowing structure (in thousands):

Basis Point Change	Interest Income	Interest Expense	Net Income
Up 200 basis points	$7,080	$(3,870)	$3,210
Up 100 basis points	3,540	(1,935)	1,605
Up 50 basis points	1,770	(968)	802
Down 50 basis points	(1,770)	968	(802)
Down 100 basis points	(3,540)	1,935	(1,605)
Down 200 basis points	(7,080)	3,870	(3,210)

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

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2025, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

(b) Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, which could materially affect our business, financial condition and/or operating results. These risks are not the only risks facing our Company. As of March 31, 2025, there are no material changes to our risk factors, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company’s unregistered sales of equity securities to an investor for the quarter ended March 31, 2025 were previously disclosed in its Current Reports on Form 8-K.

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

10.2

Amendment No. 3, dated as of March 13, 2025, to the Loan and Security Agreement among SCI BDC SPV I LLC, Senior Credit Investments, LLC, the lenders party thereto, and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K, filed on March 25, 2025).

10.3

Credit Agreement, dated as of March 21, 2025, among Senior Credit Investments, LLC, as borrower, and Sumitomo Mitsui Trust Bank, Limited, New York Branch, as the administrative agent, arranger and lender (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K, filed on March 25, 2025).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

Senior Credit Investments, LLC

Date: May 14, 2025	By:	/s/ Jason Kennedy
Jason Kennedy
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 14, 2025	By:	/s/ John Dalton
John Dalton
Chief Financial Officer
(Principal Financial Officer)