Form 10-Q
period 2025-06-30
Senior Credit Investments, LLC
filed 2025-08-13
CIK 1959568

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 8, 2025, the registrant had 97,607 common units outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Statements of Assets and Liabilities (Unaudited)

(In thousands, except for unit and per unit data)

	June 30, 2025	December 31, 2024
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (amortized cost of $422,147 and $316,371, at June 30, 2025 and December 31, 2024, respectively)	$422,838	$318,629
Cash and cash equivalents	3,628	2,162
Restricted cash	9,062	6,698
Interest receivable	1,923	1,946
Deferred financing costs	4,717	3,502
Prepaid expenses and other assets	106	261
Total assets	$442,274	$333,198
Liabilities
Debt	$261,032	$173,603
Distributions payable	1,449	1,894
Interest payable	3,833	2,922
Accrued expenses and other liabilities	481	448
Total liabilities	$266,795	$178,867
Commitments and contingencies (Note 9)
Member’s Capital
Common units (97,607 and 85,248 units issued and outstanding, at June 30, 2025 and December 31, 2024, respectively)	$177,818	$155,318
Accumulated distributable earnings	(2,339)	(987)
Total member’s capital	$175,479	$154,331
Total liabilities and member’s capital	$442,274	$333,198

Net Asset Value Per Unit
Net assets	$175,479	$154,331
Common units outstanding (1,000,000,000 units authorized, at June 30, 2025 and December 31, 2024)	97,607	85,248
Net asset value per unit	$1,797.80	$1,810.37

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Statement of Operations (Unaudited)

(In thousands, except for unit and per unit data)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Investment Income
Non-controlled/non-affiliated investments
Interest income	$9,343	$4,120	$17,450	$7,693
Payment-in-kind interest income	71	101	255	101
Other income	238	135	512	181
Total investment income	9,652	4,356	18,217	7,975
Operating Expenses
Interest and other financing expenses	4,386	1,794	7,834	3,084
Management fees	548	258	1,057	514
Income-based incentive fees	519	237	1,016	346
Capital gains incentive fees	—	(3)	—	(25)
Other general and administrative expenses	563	661	1,197	1,458
Total expenses before Fee Waiver	6,016	2,947	11,104	5,377
Management fees waived	(548)	(258)	(1,057)	(514)
Incentive fees waived	(519)	(234)	(1,016)	(321)
Net expenses	4,949	2,455	9,031	4,542
Net investment income	4,703	1,901	9,186	3,433
Net Realized Gain (Loss) and Change in Unrealized Appreciation (Depreciation)
Net realized gain (loss):
Non-controlled/non-affiliated investments	36	—	224	—
Net realized gain (loss)	36	—	224	—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(830)	(26)	(1,567)	(198)
Net change in unrealized appreciation (depreciation)	(830)	(26)	(1,567)	(198)
Net realized gain (loss) and change in unrealized appreciation (depreciation)	(794)	(26)	(1,343)	(198)
Net Increase in Member’s Capital Resulting from Operations	$3,909	$1,875	$7,843	$3,235
Net Increase in Net Assets Resulting from Operations - Basic and Diluted (Note 8)	$40.05	$42.06	$82.23	$72.57
Weighted Average Units Outstanding (Note 8)	97,607	44,576	95,375	44,576

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Statement of Changes in Member’s Capital (Unaudited)

(In thousands, except for unit and per unit data)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net Increase (Decrease) in Member’s Capital Resulting from Operations
Net investment income	$4,703	$1,901	$9,186	$3,433
Net realized gains (losses)	36	—	224	—
Net change in unrealized appreciation (depreciation)	(830)	(26)	(1,567)	(198)
Net increase in member’s capital resulting from operations	3,909	1,875	7,843	3,235

Distributions to Unitholders
Distributions declared	(4,505)	(1,657)	(9,195)	(1,909)
Net decrease in member’s capital resulting from distributions to unitholders	(4,505)	(1,657)	(9,195)	(1,909)

Capital Transactions
Issuance of common units	—	—	22,500	—
Net increase in member’s capital from common unit transactions	—	—	22,500	—

Member’s Capital
Total increase (decrease) in member’s capital during the period	(596)	218	21,148	1,326
Member’s capital, beginning of period	176,075	82,888	154,331	81,780
Member’s Capital at End of Period	$175,479	$83,106	$175,479	$83,106

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Statement of Cash Flows (Unaudited)

(In thousands, except for unit and per unit data)

	Six months ended June 30,
	2025	2024
Operating Activities
Net increase in member’s capital resulting from operations	$7,843	$3,235
Adjustments to reconcile net increase in member’s capital resulting from operations to net cash used in operating activities:
Net realized (gains) losses on investments	(224)	—
Net change in unrealized (appreciation) depreciation on investments	1,567	198
Net accretion of discount and amortization of premium	(471)	(328)
Amortization of deferred financing costs	588	258
Amortization of offering costs	—	339
Payment-in-kind interest and fees capitalized	(264)	(88)
Purchase of investments	(120,993)	(48,765)
Proceeds from sale of investments and principal repayments	16,176	1,228
Changes in assets and liabilities:
Interest receivable	23	(749)
Prepaid expenses and other assets	155	173
Interest payable	911	1,297
Due to Investment Adviser	—	(29)
Accrued expenses and other liabilities	59	(8)
Net Cash Used in Operating Activities	(94,630)	(43,239)
Financing Activities
Borrowings on debt	117,800	60,542
Repayments on debt	(30,371)	(35,400)
Financing costs paid and deferred	(1,829)	(8)
Proceeds from issuance of common units	22,500	—
Distributions paid to unitholders	(9,640)	(1,909)
Net Cash Provided by Financing Activities	98,460	23,225
Cash and Cash Equivalents and Restricted Cash
Net decrease in cash and cash equivalents and restricted cash	3,830	(20,014)
Cash and cash equivalents and restricted cash, beginning of period	8,860	39,562
Cash and cash equivalents and restricted cash, end of period	$12,690	$19,548

Supplemental Disclosure of Non-Cash Information
Cash paid for interest	$6,337	$1,529
Cash paid for taxes	—	8
Accrued but unpaid debt financing costs	3	—
Distributions payable	1,449	—

The following table presents cash and cash equivalents and restricted cash by category within the Consolidated Statements of Assets and Liabilities (in thousands):

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$3,628	$2,162
Restricted cash	9,062	6,698
Cash and cash equivalents and restricted cash	$12,690	$8,860

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2025

(In thousands, except for unit and per unit data)

Portfolio Company (5)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Member’s Capital	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Aerospace & Defense
West Star Aviation Acquisition, LLC	First Lien Term Loan	S + 4.50%	5/20/2032	$7,059	$7,007	$7,006		8
West Star Aviation Acquisition, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	5/20/2032	—	(5)	(11)		17
West Star Aviation Acquisition, LLC	First Lien Revolver	S + 4.50%	5/20/2032	24	23	23		8,17
					7,025	7,018	4.0%
Air Freight & Logistics
Capstone Acquisition Holdings, Inc.	First Lien Term Loan	S + 4.50%	11/12/2029	4,641	4,565	4,606		7
Capstone Acquisition Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	11/12/2029	—	(2)	(5)		17
Seko Global Logistics Network, LLC	First Lien Term Loan, Last-out	S + 7.00% (includes 5.00% PIK)	5/27/2030	1,621	1,533	1,621		8
					6,096	6,222	3.5%
Chemicals
ASP Meteor Acquisition Co LLC	First Lien Term Loan	S + 6.00%	9/1/2029	2,519	2,429	2,494		8
ASP Meteor Acquisition Co LLC	First Lien Delayed Draw Term Loan	S + 6.00%	9/1/2029	1,272	1,227	1,260		8
Aurora Plastics, LLC	First Lien Term Loan	S + 4.75%	8/12/2030	2,649	2,543	2,623		7
Aurora Plastics, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	8/12/2030	1,009	944	999		7
Aurora Plastics, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	8/12/2030	—	(1)	(1)		7,17
					7,142	7,375	4.2%
Commercial Services & Supplies
Firebird Acquisition Corp, Inc.	First Lien Term Loan	S + 5.00% (includes 2.75% PIK)	2/2/2032	4,267	4,247	4,246		8
Firebird Acquisition Corp, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	2/2/2032	146	140	134		8,17
Firebird Acquisition Corp, Inc.	First Lien Revolver	S + 4.50%	2/2/2032	—	(1)	(1)		17
Geo TopCo Corporation	First Lien Term Loan	S + 4.75%	10/15/2031	7,134	7,068	7,116		9
Geo TopCo Corporation	First Lien Delayed Draw Term Loan	S + 4.75%	10/15/2031	1,136	1,119	1,130		8,17
Geo TopCo Corporation	First Lien Revolver	S + 4.75%	10/15/2031	47	45	46		8,17
The Hiller Companies, LLC	First Lien Term Loan	S + 5.00%	6/20/2030	2,300	2,280	2,300		7
The Hiller Companies, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	6/20/2030	549	543	548		8,17
The Hiller Companies, LLC	First Lien Revolver	S + 5.00%	6/20/2030	—	(1)	—		17
NRO Holdings III Corp.	First Lien Term Loan	S + 5.25%	7/15/2031	189	185	187		8
NRO Holdings III Corp.	First Lien Delayed Draw Term Loan	S + 5.25%	7/15/2031	—	(1)	(1)		17
NRO Holdings III Corp.	First Lien Revolver	S + 5.25%	7/15/2030	4	3	4		7,17
Populous Global II, LLC	First Lien Term Loan	S + 5.00%	4/12/2032	6,811	6,744	6,742		8
Populous Global II, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	4/12/2032	—	(3)	(6)		17
Populous Global II, LLC	First Lien Revolver	S + 5.00%	4/11/2031	—	(1)	(1)		17
					22,367	22,444	12.8%
Diversified Consumer Services
Any Hour LLC	First Lien Term Loan	S + 5.25%	5/23/2030	6,795	6,707	6,625		8
Any Hour LLC	First Lien Delayed Draw Term Loan	S + 5.25%	5/23/2030	192	178	142		8,17
Any Hour LLC	First Lien Revolver	S + 5.25%	5/23/2030	80	78	76		8,17
Apex Service Partners, LLC	First Lien Term Loan	S + 5.00%	10/24/2030	1,889	1,871	1,880		8
Apex Service Partners, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	10/24/2030	2,283	2,247	2,255		8,17
Barbri Holdings, Inc.	First Lien Term Loan	S + 5.00%	4/30/2030	8,036	7,999	8,016		8
KL Stockton Intermediate II, LLC	First Lien Term Loan	13.00% PIK	5/23/2031	341	336	334
National Express Wash Parent Intermediate Holdco, LLC	First Lien Term Loan	S + 5.00%	7/16/2029	1,681	1,665	1,665		8
National Express Wash Parent Intermediate Holdco, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	7/16/2029	1,262	1,237	1,222		8,17
National Express Wash Parent Intermediate Holdco, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	7/16/2029	1,121	1,121	1,110		8
National Express Wash Parent Intermediate Holdco, LLC	First Lien Revolver	S + 5.00%	7/16/2029	—	(1)	(1)		17

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Schedule of Investments (Unaudited) - Continued

June 30, 2025

(In thousands, except for unit and per unit data)

Portfolio Company (5)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Member’s Capital	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Diversified Consumer Services, continued
Redwood Services, LP	First Lien Term Loan	S + 4.75%	6/16/2032	$3,069	$3,039	$3,039		8
Redwood Services, LP	First Lien Delayed Draw Term Loan	S + 4.75%	6/16/2032	—	(5)	(10)		17
Redwood Services, LP	First Lien Revolver	S + 4.75%	6/16/2032	—	(1)	(1)		17
					26,471	26,352	15.0%
Electrical Equipment
Trystar, LLC	First Lien Term Loan	S + 4.50%	8/6/2031	5,122	5,075	5,121		8
Trystar, LLC	First Lien Term Loan	S + 4.50%	8/6/2031	2,049	2,030	2,049		8
Trystar, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	8/6/2031	—	(11)	—		17
Trystar, LLC	First Lien Revolver	S + 4.50%	8/6/2031	—	(1)	—		17
Wildcat Topco, Inc	First Lien Term Loan	S + 4.75%	11/17/2031	5,906	5,851	5,892		8
Wildcat Topco, Inc	First Lien Delayed Draw Term Loan	S + 5.00%	11/17/2031	—	(5)	(3)		17
Wildcat Topco, Inc	First Lien Revolver	P + 3.75%	11/17/2031	11	10	11		13,17
					12,949	13,070	7.4%
Electronic Equipment, Instruments & Components
Dwyer Instruments, LLC	First Lien Term Loan	S + 4.75%	7/20/2029	884	875	884		8
Dwyer Instruments, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	7/20/2029	2,095	2,073	2,095		8
Dwyer Instruments, LLC	First Lien Term Loan	S + 4.75%	7/20/2029	2,781	2,742	2,781		8
Dwyer Instruments, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	7/20/2029	3,259	3,208	3,259		8
Dwyer Instruments, LLC	First Lien Term Loan	S + 4.75%	7/20/2029	1,232	1,221	1,232		8
Dwyer Instruments, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	7/20/2029	—	(1)	—		17
Dwyer Instruments, LLC	First Lien Revolver	S + 4.75%	7/20/2029	21	20	21		8,17
					10,138	10,272	5.9%
Financial Services
Arax Midco, LLC	First Lien Term Loan	S + 5.00%	4/11/2029	1,773	1,755	1,755		8
Arax Midco, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	4/11/2029	—	(14)	(30)		17
SitusAMC Holdings Corporation	First Lien Term Loan	S + 5.50%	5/14/2031	9,509	9,461	9,462		8
					11,202	11,187	6.4%
Food Products
Les Aliments Multibar Inc.	First Lien Term Loan	S + 5.75%	4/17/2031	80	79	80		8,16
Nellson Nutraceutical, LLC	First Lien Term Loan	S + 5.75%	4/17/2031	1,165	1,148	1,165		8
Nellson Nutraceutical, LLC	First Lien Delayed Draw Term Loan	S + 5.75%	4/17/2031	—	(1)	—		17
Nellson Nutraceutical, LLC	First Lien Revolver	S + 5.75%	4/17/2031	21	20	21		8,17
					1,246	1,266	0.7%
Health Care Equipment & Supplies
Perkinelmer U.S. LLC	First Lien Term Loan	S + 4.75%	3/13/2029	6,588	6,413	6,588		7
Perkinelmer U.S. LLC	First Lien Delayed Draw Term Loan	S + 4.75%	3/13/2029	1,847	1,824	1,847		7
Spruce Bidco II Inc.	First Lien Term Loan	C + 5.00%	2/2/2032	CAD 195	133	141		10
Spruce Bidco II Inc.	First Lien Term Loan	S + 5.00%	2/2/2032	8,078	7,961	7,956		9
Spruce Bidco II Inc.	First Lien Term Loan	T + 5.25%	2/2/2032	JPY 20,849	133	143		11
Spruce Bidco II Inc.	First Lien Revolver	S + 5.00%	2/2/2032	—	(2)	(2)		17
					16,462	16,673	9.5%
Health Care Providers & Services
AB Centers Acquisition Corporation	First Lien Term Loan	S + 5.00%	7/2/2031	7,835	7,729	7,835		7
AB Centers Acquisition Corporation	First Lien Delayed Draw Term Loan	S + 5.00%	7/2/2031	514	501	514		7,17
AB Centers Acquisition Corporation	First Lien Revolver	S + 5.00%	7/2/2031	—	(2)	—		17
AB Centers Acquisition Corporation	First Lien Term Loan	S + 5.00%	7/2/2031	1,140	1,135	1,140		7
Coding Solutions Acquisition, Inc.	First Lien Term Loan	S + 5.00%	8/7/2031	9,996	9,889	9,846		7
Coding Solutions Acquisition, Inc.	First Lien Delayed Draw Term Loan	S + 5.00%	8/7/2031	—	(7)	(17)		17
Coding Solutions Acquisition, Inc.	First Lien Revolver	S + 5.00%	8/7/2031	—	(2)	(2)		17
Petvet Care Centers, LLC	First Lien Term Loan	S + 6.00%	11/15/2030	9,604	9,443	9,100		7
Petvet Care Centers, LLC	First Lien Delayed Draw Term Loan	S + 6.00%	11/15/2030	—	(10)	(67)		17
Petvet Care Centers, LLC	First Lien Revolver	S + 6.00%	11/15/2029	—	(2)	(8)		17

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Schedule of Investments (Unaudited) - Continued

June 30, 2025

(In thousands, except for unit and per unit data)

Portfolio Company (5)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Member’s Capital	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Health Care Providers & Services, continued
PPV Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	S + 5.25%	8/31/2029	$2,748	$2,705	$2,747		8,17
Quantum Health, Inc.	First Lien Term Loan	S + 4.75%	12/22/2027	4,513	4,469	4,468		8
RCP Nats Purchaser, LLC	First Lien Term Loan	S + 5.00%	3/19/2032	1,168	1,156	1,156		8
RCP Nats Purchaser, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	3/19/2032	—	(1)	(2)		17
RCP Nats Purchaser, LLC	First Lien Revolver	S + 5.00%	3/19/2032	—	—	—		17
Solis Mammography Buyer, Inc.	First Lien Term Loan	S + 5.00%	5/31/2032	4,092	4,031	4,030		8
Solis Mammography Buyer, Inc.	First Lien Delayed Draw Term Loan	S + 5.00%	5/31/2032	—	(4)	(9)		17
Solis Mammography Buyer, Inc.	First Lien Revolver	S + 5.00%	5/29/2030	—	(1)	(1)		17
Vital Care Buyer, LLC	First Lien Term Loan	S + 4.50%	7/30/2031	2,794	2,769	2,794		8
Vital Care Buyer, LLC	First Lien Revolver	S + 4.50%	7/30/2031	—	(1)	—		17
					43,797	43,524	24.8%
Health Care Technology
Brilliance Technologies, Inc.	First Lien Term Loan	S + 4.50%	3/11/2032	3,269	3,253	3,253		7
Brilliance Technologies, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	3/11/2032	5,231	5,205	5,204		7
Brilliance Technologies, Inc.	First Lien Revolver	S + 4.50%	3/11/2032	—	—	—		17
DeLorean Purchaser, Inc.	First Lien Term Loan	S + 4.75%	12/16/2031	6,978	6,879	6,873		8
DeLorean Purchaser, Inc.	First Lien Revolver	S + 4.75%	12/16/2031	—	(2)	(2)		17
Kona Buyer, LLC	First Lien Term Loan	S + 4.50%	7/23/2031	5,213	5,166	5,187		8
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	7/23/2031	306	303	304		8
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	7/23/2031	86	85	86		8
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	7/23/2031	—	—	(9)		17
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	7/23/2031	—	—	(3)		17
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	7/23/2031	—	—	(5)		17
Kona Buyer, LLC	First Lien Revolver	S + 4.50%	7/23/2031	—	—	—		17
Kona Buyer, LLC	First Lien Revolver	S + 4.50%	7/23/2031	—	(1)	(1)		17
VaxCare Intermediate II LLC	First Lien Term Loan	S + 4.50%	6/17/2032	3,440	3,406	3,406		7
VaxCare Intermediate II LLC	First Lien Revolver	S + 4.50%	6/17/2032	—	(1)	(1)		17
					24,293	24,292	13.8%
Insurance
Galway Borrower LLC	First Lien Term Loan	S + 4.50%	9/29/2028	5,023	4,982	5,023		8
Galway Borrower LLC	First Lien Delayed Draw Term Loan	S + 4.50%	9/29/2028	1,129	1,098	1,128		8,17
Galway Borrower LLC	First Lien Delayed Draw Term Loan	S + 4.50%	9/29/2028	94	93	94		8
Galway Borrower LLC	First Lien Revolver	S + 4.50%	9/29/2028	48	47	48		8,17
Higginbotham Insurance Agency, Inc.	First Lien Term Loan	S + 4.50%	11/24/2028	4,450	4,343	4,439		7
Higginbotham Insurance Agency, Inc.	First Lien Delayed Draw Term Loan	S + 4.75%	11/24/2028	2,939	2,904	2,939		7,17
Integrity Marketing Acquisition, LLC	First Lien Term Loan	S + 5.00%	8/25/2028	6,554	6,500	6,554		8
Integrity Marketing Acquisition, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	8/25/2028	—	(7)	—		17
Integrity Marketing Acquisition, LLC	First Lien Revolver	S + 5.00%	8/25/2028	—	(1)	—		17
SG Acquisition, Inc.	First Lien Term Loan	S + 4.75%	4/3/2030	11,128	11,105	11,128		8
SG Acquisition, Inc.	First Lien Revolver	S + 4.75%	4/3/2030	—	(1)	—		17
World Insurance Associates, LLC	First Lien Term Loan	S + 5.00%	4/3/2030	4,038	4,038	4,038		8
World Insurance Associates, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	4/3/2030	—	(4)	—		17
World Insurance Associates, LLC	First Lien Revolver	S + 5.00%	4/3/2030	—	—	—		17
					35,097	35,391	20.2%
IT Services
Redwood Services Group, LLC	First Lien Term Loan	S + 5.25%	6/15/2029	5,560	5,452	5,518		8
Redwood Services Group, LLC	First Lien Delayed Draw Term Loan	S + 5.25%	6/15/2029	1,371	1,344	1,361		8
Redwood Services Group, LLC	First Lien Delayed Draw Term Loan	S + 5.25%	6/15/2029	4,328	4,257	4,294		8,17

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Schedule of Investments (Unaudited) - Continued

June 30, 2025

(In thousands, except for unit and per unit data)

Portfolio Company (5)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Member’s Capital	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
IT Services, continued
Saturn Borrower Inc	First Lien Term Loan	S + 6.00%	11/10/2028	$1,970	$1,943	$1,950		8
Saturn Borrower Inc	First Lien Delayed Draw Term Loan	S + 6.00%	11/10/2028	—	(5)	(7)		17
Saturn Borrower Inc	First Lien Revolver	S + 6.00%	11/10/2028	14	13	13		7,17
Tau Buyer, LLC	First Lien Term Loan	S + 4.75%	2/2/2032	4,994	4,946	4,982		8
Tau Buyer, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	2/2/2032	460	450	456		8,17
Tau Buyer, LLC	First Lien Revolver	S + 4.75%	2/2/2032	11	10	10		8,17
Victors Purchaser, LLC	First Lien Term Loan	S + 4.75%	8/15/2031	8,008	7,935	8,008		8
Victors Purchaser, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	8/15/2031	414	404	414		8,17
Victors Purchaser, LLC	First Lien Revolver	S + 4.75%	8/15/2031	—	(1)	—		17
					26,748	26,999	15.4%
Life Sciences Tools & Services
Advarra Holdings, Inc	First Lien Term Loan	S + 4.50%	9/15/2031	9,680	9,636	9,680		7
Advarra Holdings, Inc	First Lien Delayed Draw Term Loan	S + 4.50%	9/15/2031	—	(1)	—		17
Packaging Coordinators Midco, Inc.	First Lien Term Loan	S + 4.75%	1/22/2032	4,736	4,725	4,724		8
Packaging Coordinators Midco, Inc.	First Lien Delayed Draw Term Loan	S + 4.75%	1/22/2032	—	—	(5)		17
Packaging Coordinators Midco, Inc.	First Lien Delayed Draw Term Loan	S + 4.75%	1/22/2032	—	—	—		17
Packaging Coordinators Midco, Inc.	First Lien Revolver	S + 4.75%	1/22/2032	—	—	—		17
Titan Luxco I SARL	First Lien Term Loan	S + 5.00%	6/14/2032	2,747	2,720	2,720		8
Titan Luxco I SARL	First Lien Term Loan	E + 5.00%	6/14/2032	€101	116	118		12
Titan Luxco I SARL	First Lien Delayed Draw Term Loan	S + 5.00%	6/14/2032	—	(4)	(8)		17
Titan Luxco I SARL	First Lien Revolver	S + 5.00%	6/12/2031	29	28	28		8,17
Titan Luxco I SARL	First Lien Revolver	S + 5.00%	6/12/2031	—	—	—		17
					17,220	17,257	9.8%
Machinery
Harvey Tool Company, LLC	First Lien Term Loan	S + 5.25%	10/26/2027	6,751	6,701	6,751		7
Harvey Tool Company, LLC	First Lien Delayed Draw Term Loan	S + 5.25%	10/26/2027	—	(9)	—		17
Harvey Tool Company, LLC	First Lien Revolver	S + 5.25%	10/26/2027	—	(1)	—		17
					6,691	6,751	3.8%
Media
Real Chemistry Intermediate III, Inc.	First Lien Term Loan	S + 4.50%	4/12/2032	5,151	5,126	5,125		8
Real Chemistry Intermediate III, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	4/12/2032	—	(6)	(12)		17
Real Chemistry Intermediate III, Inc.	First Lien Revolver	S + 4.50%	4/12/2032	—	(1)	(1)		17
Swoop Intermediate III, Inc.	First Lien Term Loan	S + 4.50%	4/12/2032	2,908	2,893	2,893		7
Swoop Intermediate III, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	4/12/2032	—	(5)	(10)		17
Swoop Intermediate III, Inc.	First Lien Revolver	S + 4.50%	4/12/2032	—	(1)	(1)		17
					8,006	7,994	4.6%
Professional Services
AVSC Holding Corp.	First Lien Term Loan	S + 5.00%	12/5/2031	6,978	6,847	6,943		7
AVSC Holding Corp.	First Lien Revolver	S + 5.00%	12/5/2029	—	(3)	(1)		17
Carr, Riggs and Ingram Capital, L.L.C.	First Lien Term Loan	S + 4.75%	11/18/2031	3,428	3,396	3,411		8
Carr, Riggs and Ingram Capital, L.L.C.	First Lien Delayed Draw Term Loan	S + 4.75%	11/18/2031	369	359	360		8,17
Carr, Riggs and Ingram Capital, L.L.C.	First Lien Revolver	S + 4.75%	11/18/2031	—	(1)	(1)		17
Chartwell Cumming Holding Corporation	First Lien Term Loan	S + 4.75%	11/16/2029	6,669	6,493	6,619		7
Chartwell Cumming Holding Corporation	First Lien Term Loan	S + 4.75%	11/16/2029	222	220	220		7
Chartwell Cumming Holding Corporation	First Lien Delayed Draw Term Loan	S + 4.75%	11/16/2029	443	431	439		7
Chartwell Cumming Holding Corporation	First Lien Delayed Draw Term Loan	S + 4.75%	11/16/2029	—	(1)	(2)		17
Chartwell Cumming Holding Corporation	First Lien Revolver	S + 4.75%	11/16/2029	6	5	5		7,17
Eclipse Buyer, Inc.	First Lien Term Loan	S + 4.75%	9/5/2031	5,207	5,159	5,207		7
Eclipse Buyer, Inc.	First Lien Delayed Draw Term Loan	S + 4.75%	9/5/2031	—	(4)	—		17
Eclipse Buyer, Inc.	First Lien Revolver	S + 4.75%	9/5/2031	—	(1)	—		17
Foreside Financial Group, LLC	First Lien Term Loan	S + 5.25%	9/30/2027	649	634	647		8
Foreside Financial Group, LLC	First Lien Delayed Draw Term Loan	S + 5.25%	9/30/2027	115	108	113		8,17

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Schedule of Investments (Unaudited) - Continued

June 30, 2025

(In thousands, except for unit and per unit data)

Portfolio Company (5)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Member’s Capital	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Professional Services, continued
IG Investments Holdings, LLC	First Lien Term Loan	S + 5.00%	9/22/2028	$5,831	$5,753	$5,831		8
IG Investments Holdings, LLC	First Lien Revolver	S + 5.00%	9/22/2028	—	(1)	—		17
IRI Group Holdings, Inc.	First Lien Term Loan	S + 4.50%	12/1/2029	7,143	6,998	7,143		8
IRI Group Holdings, Inc.	First Lien Revolver	S + 4.50%	12/1/2028	—	(1)	—		17
					36,391	36,934	21.0%
Real Estate Management & Development
Atlas US Finco, Inc.	First Lien Term Loan	S + 5.00%	12/10/2029	5,179	5,153	5,153		8
Atlas US Finco, Inc.	First Lien Revolver	S + 5.00%	12/11/2028	—	(1)	(1)		17
					5,152	5,152	2.9%
Software
Aptean, Inc	First Lien Term Loan	S + 4.75%	1/30/2031	7,681	7,632	7,680		8
Aptean, Inc.	First Lien Delayed Draw Term Loan	S + 4.75%	1/30/2031	3	2	3		8,17
Aptean, Inc.	First Lien Revolver	S + 4.75%	1/30/2031	—	(1)	—		17
Brave Parent Holdings, Inc.	First Lien Term Loan	S + 5.00%	11/29/2030	9,317	9,239	9,317		7
Brave Parent Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 5.00%	11/29/2030	614	606	614		7
Brave Parent Holdings, Inc.	First Lien Revolver	S + 5.00%	11/29/2030	—	(1)	—		17
CB Buyer, Inc.	First Lien Term Loan	S + 5.25%	7/1/2031	7,232	7,167	7,214		8
CB Buyer, Inc.	First Lien Delayed Draw Term Loan	S + 5.25%	7/1/2031	219	212	216		8,17
CB Buyer, Inc.	First Lien Revolver	S + 5.25%	7/1/2031	—	(1)	—		17
Enverus Holdings, Inc.	First Lien Term Loan	S + 5.50%	12/24/2029	7,599	7,507	7,599		7
Enverus Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 5.50%	12/24/2029	—	(1)	—		17
Enverus Holdings, Inc.	First Lien Revolver	S + 5.50%	12/24/2029	11	9	11		7,17
GS AcquisitionCo, Inc.	First Lien Term Loan	S + 5.25%	5/25/2028	2,155	2,147	2,144		8
GS AcquisitionCo, Inc.	First Lien Delayed Draw Term Loan	S + 5.25%	5/25/2028	—	(10)	(20)		17
GS AcquisitionCo, Inc.	First Lien Delayed Draw Term Loan	S + 5.25%	5/25/2028	399	397	394		8,17
GS AcquisitionCo, Inc.	First Lien Revolver	S + 5.25%	5/25/2028	11	10	10		8,17
InhabitIQ, Inc.	First Lien Term Loan	S + 4.50%	1/12/2032	4,389	4,368	4,389		7
InhabitIQ, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	1/12/2032	—	(3)	—		17
InhabitIQ, Inc.	First Lien Revolver	S + 4.50%	1/12/2032	—	—	—		17
Netwrix Corporation	First Lien Term Loan	S + 4.75%	6/11/2029	7,690	7,478	7,690		8
Netwrix Corporation	First Lien Delayed Draw Term Loan	S + 4.75%	6/11/2029	11	11	11		8,17
Rally Buyer, Inc.	First Lien Term Loan	S + 5.75%	7/19/2028	5,426	5,369	5,128		8
Rally Buyer, Inc.	First Lien Delayed Draw Term Loan	S + 5.75%	7/19/2028	1,240	1,225	1,172		8
Sapphire Software Buyer, Inc.	First Lien Term Loan	S + 5.50% (includes 3.00% PIK)	9/30/2031	9,195	9,112	9,195		9
Sapphire Software Buyer, Inc.	First Lien Revolver	S + 5.00%	9/30/2031	—	(1)	—		17
Vacation Rental Brands, LLC	First Lien Term Loan	S + 5.25%	5/6/2032	5,688	5,632	5,631		8
Vacation Rental Brands, LLC	First Lien Delayed Draw Term Loan	S + 5.25%	5/6/2032	—	(2)	(5)		17
Vacation Rental Brands, LLC	First Lien Revolver	S + 5.25%	5/6/2031	40	39	39		8,17
					68,142	68,432	39.0%
Trading Companies & Distributors
Blackbird Purchaser, Inc.	First Lien Term Loan	S + 5.50%	12/19/2030	9,897	9,730	9,897		8
Blackbird Purchaser, Inc.	First Lien Delayed Draw Term Loan	S + 5.50%	12/19/2030	1,096	1,063	1,096		8,17
Blackbird Purchaser, Inc.	First Lien Revolver	S + 5.50%	12/19/2029	76	74	76		8,17

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Schedule of Investments (Unaudited) - Continued

June 30, 2025

(In thousands, except for unit and per unit data)

Portfolio Company (5)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Member’s Capital	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
Trading Companies & Distributors, continued
PT Intermediate Holdings III, LLC	First Lien Term Loan	S + 5.00% (includes 1.75% PIK)	4/9/2030	$8,456	$8,439	$8,456		8
PT Intermediate Holdings III, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	4/9/2030	—	(1)	—		17
Vessco Midco Holdings, LLC	First Lien Term Loan	S + 4.75%	7/24/2031	5,408	5,359	5,408		14
Vessco Midco Holdings, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	7/24/2031	703	692	703		15,17
Vessco Midco Holdings, LLC	First Lien Revolver	S + 4.75%	7/24/2031	—	(1)	—		17
					25,355	25,636	14.6%
Total non-controlled-non-affiliated Portfolio Company debt investments (6)					417,990	420,241	239.3%

Equity Investments
Preferred Stock
Professional Services
Eclipse Topco, Inc.	Preferred Stock			28	303	302
					303	302
Common Stock
Air Freight & Logistics
Red Griffin TopCo, LLC	Common Stock			764	3,694	2,121
					3,694	2,121
L.P. Interests
Commercial Services & Supplies
Firebird Co-Invest L.P.	L.P. Interest			—	160	173
Firebird Co-Invest L.P.	L.P. Interest			—	—	1
					160	174
Total non-controlled-non-affiliated Portfolio Company equity investments					4,157	2,597	1.5%
Total non-controlled-non-affiliated Portfolio Company investments					$422,147	$422,838	240.8%
(1)
Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “S”), Canadian Overnight Repo Rate Average (“CORRA” or “C”), Euro Interbank Offered Rate (“EURIBOR” or “E”), Tokyo Overnight Average Rate (“TONAR” or “T”), or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate (“P”)), at the borrower's option, and which reset periodically based on the terms of the loan agreement. SOFR based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread. The terms in the Consolidated Schedule of Investments disclose the actual interest rate in effect as of the reporting period.
(2)
Cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)
These investments were valued using unobservable inputs and are considered Level 3 investments.
(4)
Unless otherwise indicated, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company. As of June 30, 2025, all of the Company’s investments were non-controlled, non-affiliated.
(5)
Unless otherwise indicated, issuers of debt and equity investments held by the Company are domiciled in the United States.
(6)
All funded debt investments are income producing. As of June 30, 2025, there were no investments on non-accrual.
(7)
The interest rate on these loans is subject to 1-month SOFR, which as of June 30, 2025 was 4.32%.
(8)
The interest rate on these loans is subject to 3-month SOFR, which as of June 30, 2025 was 4.29%.
(9)
The interest rate on these loans is subject to 6-month SOFR, which as of June 30, 2025 was 4.15%.
(10)
The interest rate on these loans is subject to 3-month CORRA, which as of June 30, 2025 was 2.68%.
(11)
The interest rate on these loans is subject to the floor which as of June 30, 2025 was 0.75%.
(12)
The interest rate on these loans is subject to 3-month EURIBOR, which as of June 30, 2025 was 1.94%.
(13)
The interest rate on these loans is subject to U.S. Prime Rate, which as of June 30, 2025 was 7.50%.
(14)
The interest rate on $3.2 million of principal loans is subject to 1-month SOFR, which as of June 30, 2025 was 4.32% and the interest rate on $2.2 million of principal loans is subject to 6-month SOFR, which as of June 30, 2025 was 4.15%.
(15)
The interest rate on $0.5 million of principal loans is subject to 1-month SOFR, which as of June 30, 2025 was 4.32% and the interest rate on $0.2 million of principal loans is subject to 6-month SOFR, which as of June 30, 2025 was 4.15%.
(16)
The issuer of this investment is domiciled in Canada.
(17)
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

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Schedule of Investments (Unaudited) - Continued

June 30, 2025

(In thousands, except for unit and per unit data)

The following table is a listing of the Company’s unfunded commitments as of June 30, 2025 (in thousands):

Portfolio Company	Investment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value (3)
AB Centers Acquisition Corporation	First Lien Delayed Draw Term Loan	7/2/2026	$915	$—
AB Centers Acquisition Corporation	First Lien Revolver	7/2/2031	145	—
Advarra Holdings, Inc	First Lien Delayed Draw Term Loan	9/14/2026	491	—
Any Hour LLC	First Lien Delayed Draw Term Loan	5/23/2026	1,809	(45)
Any Hour LLC	First Lien Revolver	5/23/2030	68	(2)
Apex Service Partners, LLC	First Lien Delayed Draw Term Loan	4/29/2027	3,246	(16)
Aptean, Inc.	First Lien Delayed Draw Term Loan	2/15/2027	260	—
Aptean, Inc.	First Lien Revolver	1/30/2031	207	—
Arax Midco, LLC	First Lien Delayed Draw Term Loan	11/30/2026	3,034	(30)
Atlas US Finco, Inc.	First Lien Revolver	12/11/2028	122	(1)
Aurora Plastics, LLC	First Lien Delayed Draw Term Loan	4/12/2027	117	(1)
AVSC Holding Corp.	First Lien Revolver	12/5/2029	140	(1)
Blackbird Purchaser, Inc.	First Lien Delayed Draw Term Loan	12/19/2025	876	—
Blackbird Purchaser, Inc.	First Lien Revolver	12/19/2029	76	—
Brave Parent Holdings, Inc.	First Lien Revolver	11/29/2030	152	—
Brilliance Technologies, Inc.	First Lien Revolver	3/11/2032	94	—
Capstone Acquisition Holdings, Inc.	First Lien Delayed Draw Term Loan	8/28/2026	729	(5)
Carr, Riggs and Ingram Capital, L.L.C.	First Lien Delayed Draw Term Loan	11/18/2026	1,374	(7)
Carr, Riggs and Ingram Capital, L.L.C.	First Lien Revolver	11/18/2031	93	(1)
CB Buyer, Inc.	First Lien Delayed Draw Term Loan	7/1/2026	1,293	(4)
CB Buyer, Inc.	First Lien Revolver	7/1/2031	147	—
Chartwell Cumming Holding Corporation	First Lien Delayed Draw Term Loan	2/19/2027	256	(2)
Chartwell Cumming Holding Corporation	First Lien Revolver	11/16/2029	57	—
Coding Solutions Acquisition, Inc.	First Lien Delayed Draw Term Loan	8/7/2026	1,132	(17)
Coding Solutions Acquisition, Inc.	First Lien Revolver	8/7/2031	140	(2)
DeLorean Purchaser, Inc.	First Lien Revolver	12/16/2031	130	(2)
Dwyer Instruments, LLC	First Lien Delayed Draw Term Loan	11/20/2026	161	—
Dwyer Instruments, LLC	First Lien Revolver	7/20/2029	130	—
Eclipse Buyer, Inc.	First Lien Delayed Draw Term Loan	9/6/2026	883	—
Eclipse Buyer, Inc.	First Lien Revolver	9/5/2031	140	—
Enverus Holdings, Inc.	First Lien Delayed Draw Term Loan	12/22/2025	142	—
Enverus Holdings, Inc.	First Lien Revolver	12/24/2029	141	—
Firebird Acquisition Corp, Inc.	First Lien Delayed Draw Term Loan	2/1/2027	2,347	(12)
Firebird Acquisition Corp, Inc.	First Lien Revolver	2/2/2032	135	(1)
Firebird Co-Invest L.P.	L.P. Interest		8	1
Foreside Financial Group, LLC	First Lien Delayed Draw Term Loan	3/13/2026	871	(2)
Galway Borrower LLC	First Lien Delayed Draw Term Loan	2/6/2026	5,828	—
Galway Borrower LLC	First Lien Revolver	9/29/2028	105	—
Geo TopCo Corporation	First Lien Delayed Draw Term Loan	10/15/2026	1,506	(4)
Geo TopCo Corporation	First Lien Revolver	10/15/2031	93	—
GS AcquisitionCo, Inc.	First Lien Delayed Draw Term Loan	3/26/2026	672	(4)
GS AcquisitionCo, Inc.	First Lien Delayed Draw Term Loan	5/17/2027	4,087	(20)
GS AcquisitionCo, Inc.	First Lien Revolver	5/25/2028	137	(1)
Harvey Tool Company, LLC	First Lien Delayed Draw Term Loan	4/15/2026	2,664	—
Harvey Tool Company, LLC	First Lien Revolver	4/15/2030	148	—
Higginbotham Insurance Agency, Inc.	First Lien Delayed Draw Term Loan	3/27/2026	2,826	—
The Hiller Companies, LLC	First Lien Delayed Draw Term Loan	6/22/2026	87	—
The Hiller Companies, LLC	First Lien Revolver	6/20/2030	148	—
IG Investments Holdings, LLC	First Lien Revolver	9/22/2028	70	—
InhabitIQ, Inc.	First Lien Delayed Draw Term Loan	1/11/2027	1,219	—
InhabitIQ, Inc.	First Lien Revolver	1/12/2032	79	—
Integrity Marketing Acquisition, LLC	First Lien Delayed Draw Term Loan	8/27/2026	1,722	—
Integrity Marketing Acquisition, LLC	First Lien Revolver	8/25/2028	139	—
IRI Group Holdings, Inc.	First Lien Revolver	12/1/2028	152	—
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	(1)	1,837	(9)
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	(1)	1,005	(5)

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Schedule of Investments (Unaudited) - Continued

June 30, 2025

(In thousands, except for unit and per unit data)

Portfolio Company	Investment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value (3)
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	(1)	$666	$(3)
Kona Buyer, LLC	First Lien Revolver	7/23/2031	89	—
Kona Buyer, LLC	First Lien Revolver	7/23/2031	139	(1)
National Express Wash Parent Intermediate Holdco, LLC	First Lien Delayed Draw Term Loan	3/31/2027	2,669	(27)
National Express Wash Parent Intermediate Holdco, LLC	First Lien Revolver	7/16/2029	135	(1)
Nellson Nutraceutical, LLC	First Lien Delayed Draw Term Loan	4/16/2027	91	—
Nellson Nutraceutical, LLC	First Lien Revolver	4/17/2031	59	—
Netwrix Corporation	First Lien Delayed Draw Term Loan	11/21/2025	371	—
NRO Holdings III Corp.	First Lien Delayed Draw Term Loan	1/15/2027	59	(1)
NRO Holdings III Corp.	First Lien Revolver	7/15/2030	24	—
Packaging Coordinators Midco, Inc.	First Lien Delayed Draw Term Loan	4/22/2026	1,995	(5)
Packaging Coordinators Midco, Inc.	First Lien Delayed Draw Term Loan	4/22/2026	135	—
Packaging Coordinators Midco, Inc.	First Lien Revolver	1/22/2032	135	—
Petvet Care Centers, LLC	First Lien Delayed Draw Term Loan	11/17/2025	1,272	(67)
Petvet Care Centers, LLC	First Lien Revolver	11/15/2029	152	(8)
Populous Global II, LLC	First Lien Delayed Draw Term Loan	4/12/2027	630	(6)
Populous Global II, LLC	First Lien Revolver	4/11/2031	124	(1)
PPV Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	8/7/2026	4,231	—
PT Intermediate Holdings III, LLC	First Lien Delayed Draw Term Loan	4/8/2026	591	—
RCP Nats Purchaser, LLC	First Lien Delayed Draw Term Loan	3/19/2027	234	(2)
RCP Nats Purchaser, LLC	First Lien Revolver	3/19/2032	19	—
Real Chemistry Intermediate III, Inc.	First Lien Delayed Draw Term Loan	10/11/2027	2,289	(12)
Real Chemistry Intermediate III, Inc.	First Lien Revolver	4/12/2032	124	(1)
Redwood Services Group, LLC	First Lien Delayed Draw Term Loan	8/22/2025	228	(2)
Redwood Services, LP	First Lien Delayed Draw Term Loan	6/16/2027	969	(10)
Redwood Services, LP	First Lien Revolver	6/16/2032	114	(1)
Sapphire Software Buyer, Inc.	First Lien Revolver	9/30/2031	140	—
Saturn Borrower Inc	First Lien Delayed Draw Term Loan	1/25/2027	718	(7)
Saturn Borrower Inc	First Lien Revolver	11/10/2028	120	(1)
SG Acquisition, Inc.	First Lien Revolver	4/3/2030	152	—
Solis Mammography Buyer, Inc.	First Lien Delayed Draw Term Loan	5/31/2027	590	(9)
Solis Mammography Buyer, Inc.	First Lien Revolver	5/28/2030	78	(1)
Spruce Bidco II Inc.	First Lien Revolver	2/2/2032	135	(2)
Swoop Intermediate III, Inc.	First Lien Delayed Draw Term Loan	10/11/2027	2,052	(10)
Swoop Intermediate III, Inc.	First Lien Revolver	4/12/2032	124	(1)
Tau Buyer, LLC	First Lien Delayed Draw Term Loan	2/1/2027	1,277	(3)
Tau Buyer, LLC	First Lien Revolver	2/2/2032	124	—
Titan Luxco I SARL	First Lien Delayed Draw Term Loan	6/14/2027	777	(8)
Titan Luxco I SARL	First Lien Revolver	6/12/2031	34	—
Titan Luxco I SARL	First Lien Revolver	6/12/2031	51	(1)
Trystar, LLC	First Lien Delayed Draw Term Loan	9/10/2026	2,574	—
Trystar, LLC	First Lien Revolver	9/10/2031	140	—
Vacation Rental Brands, LLC	First Lien Delayed Draw Term Loan	5/6/2027	498	(5)
Vacation Rental Brands, LLC	First Lien Revolver	5/6/2031	83	(1)
VaxCare Intermediate II LLC	First Lien Revolver	6/17/2032	122	(1)
Vessco Midco Holdings, LLC	First Lien Delayed Draw Term Loan	7/24/2026	1,100	—
Vessco Midco Holdings, LLC	First Lien Revolver	7/24/2031	140	—
Victors Purchaser, LLC	First Lien Delayed Draw Term Loan	8/15/2026	1,500	—
Victors Purchaser, LLC	First Lien Revolver	8/15/2031	142	—
Vital Care Buyer, LLC	First Lien Revolver	7/30/2031	140	—
West Star Aviation Acquisition, LLC	First Lien Delayed Draw Term Loan	5/20/2027	1,481	(11)
West Star Aviation Acquisition, LLC	First Lien Revolver	5/20/2032	98	(1)
Wildcat Topco, Inc	First Lien Delayed Draw Term Loan	11/16/2026	1,060	(3)
Wildcat Topco, Inc	First Lien Revolver	11/15/2030	129	—
World Insurance Associates, LLC	First Lien Delayed Draw Term Loan	8/14/2026	1,920	—
World Insurance Associates, LLC	First Lien Revolver	4/3/2030	83	—
Total Unfunded Portfolio Company Commitments			$81,711	$(406)

(1)
The commitment expiration date for this investment is determined based on the occurrence of a transaction.

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

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Schedule of Investments (Unaudited) - Continued

December 31, 2024

(In thousands, except for unit and per unit data)

The following table is a listing of the Company’s unfunded commitments as of December 31, 2024 (in thousands):

Portfolio Company	Investment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value (3)
AB Centers Acquisition Corporation	First Lien Delayed Draw Term Loan	7/2/2026	$1,333	$(7)
AB Centers Acquisition Corporation	First Lien Revolver	7/2/2031	145	(1)
Advarra Holdings, Inc	First Lien Delayed Draw Term Loan	9/14/2026	491	—
Any Hour LLC	First Lien Delayed Draw Term Loan	5/23/2026	1,809	(27)
Any Hour LLC	First Lien Revolver	5/23/2030	77	(1)
Aptean, Inc.	First Lien Delayed Draw Term Loan	1/30/2026	228	—
Aptean, Inc.	First Lien Revolver	1/30/2031	152	—
AVSC Holding Corp.	First Lien Revolver	12/5/2029	140	(3)
Blackbird Purchaser, Inc.	First Lien Delayed Draw Term Loan	12/19/2025	1,276	—
Blackbird Purchaser, Inc.	First Lien Revolver	12/19/2029	114	—
Brave Parent Holdings, Inc.	First Lien Delayed Draw Term Loan	5/28/2025	450	—
Brave Parent Holdings, Inc.	First Lien Revolver	11/29/2030	152	—
Capstone Acquisition Holdings, Inc.	First Lien Delayed Draw Term Loan	8/28/2026	729	(5)
Carr, Riggs and Ingram Capital, L.L.C.	First Lien Delayed Draw Term Loan	11/18/2026	1,743	(17)
Carr, Riggs and Ingram Capital, L.L.C.	First Lien Revolver	11/18/2031	82	(1)
CB Buyer, Inc.	First Lien Delayed Draw Term Loan	7/1/2026	1,933	—
CB Buyer, Inc.	First Lien Revolver	7/1/2031	147	—
Coding Solutions Acquisition, Inc.	First Lien Delayed Draw Term Loan	8/7/2026	1,478	(15)
Coding Solutions Acquisition, Inc.	First Lien Revolver	8/7/2031	17	—
DeLorean Purchaser, Inc.	First Lien Revolver	12/16/2031	130	(2)
Dwyer Instruments, LLC	First Lien Delayed Draw Term Loan	11/20/2026	161	(2)
Dwyer Instruments, LLC	First Lien Revolver	7/20/2029	151	(2)
Eclipse Buyer, Inc.	First Lien Delayed Draw Term Loan	9/6/2026	882	(9)
Eclipse Buyer, Inc.	First Lien Revolver	9/5/2031	140	(1)
Enverus Holdings, Inc.	First Lien Delayed Draw Term Loan	12/22/2025	373	—
Enverus Holdings, Inc.	First Lien Revolver	12/24/2029	148	—
Foreside Financial Group, LLC	First Lien Delayed Draw Term Loan	3/13/2026	986	—
Galway Borrower LLC	First Lien Delayed Draw Term Loan	2/6/2026	6,833	—
Galway Borrower LLC	First Lien Revolver	9/29/2028	140	—
Geo TopCo Corporation	First Lien Delayed Draw Term Loan	10/15/2026	2,642	(26)
Geo TopCo Corporation	First Lien Revolver	10/15/2031	93	(1)
The GI Alliance Management, LLC	First Lien Delayed Draw Term Loan	3/6/2026	2,911	—
GS AcquisitionCo, Inc.	First Lien Delayed Draw Term Loan	3/26/2026	834	—
GS AcquisitionCo, Inc.	First Lien Revolver	5/25/2028	148	—
Harvey Tool Company, LLC	First Lien Delayed Draw Term Loan	4/15/2026	2,664	(7)
Harvey Tool Company, LLC	First Lien Revolver	4/15/2030	148	(1)
Healthedge Software, Inc	First Lien Revolver	7/16/2031	139	—
Higginbotham Insurance Agency, Inc.	First Lien Delayed Draw Term Loan	3/27/2026	4,106	—
The Hiller Companies, LLC	First Lien Delayed Draw Term Loan	6/22/2026	477	—
The Hiller Companies, LLC	First Lien Revolver	6/20/2030	148	—
IG Investments Holdings, LLC	First Lien Revolver	9/22/2028	70	(1)
Integrity Marketing Acquisition, LLC	First Lien Delayed Draw Term Loan	8/27/2026	3,074	—
Integrity Marketing Acquisition, LLC	First Lien Revolver	8/25/2028	139	—
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	7/23/2025	1,233	(12)
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	7/23/2026	1,541	(15)
Kona Buyer, LLC	First Lien Revolver	7/23/2031	139	(1)
Netwrix Corporation	First Lien Delayed Draw Term Loan	11/21/2025	375	(1)
NRO Holdings III Corp.	First Lien Delayed Draw Term Loan	1/15/2027	59	(1)
NRO Holdings III Corp.	First Lien Revolver	7/15/2030	25	(1)
Perkinelmer U.S. LLC	First Lien Delayed Draw Term Loan	5/10/2026	465	(1)
Petvet Care Centers, LLC	First Lien Delayed Draw Term Loan	11/17/2025	1,272	(45)
Petvet Care Centers, LLC	First Lien Revolver	11/15/2029	152	(5)
PPV Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	8/7/2026	6,986	—
PT Intermediate Holdings III, LLC	First Lien Delayed Draw Term Loan	4/8/2026	592	—
Qnnect, LLC	First Lien Delayed Draw Term Loan	5/2/2025	987	(10)
Redwood Services Group, LLC	First Lien Delayed Draw Term Loan	8/22/2025	228	(2)
Sapphire Software Buyer, Inc.	First Lien Revolver	9/30/2031	140	(1)
SG Acquisition, Inc.	First Lien Revolver	4/3/2030	152	—
Trystar, LLC	First Lien Delayed Draw Term Loan	9/10/2026	2,574	(26)
Trystar, LLC	First Lien Revolver	9/10/2031	140	(1)
Vessco Midco Holdings, LLC	First Lien Delayed Draw Term Loan	7/24/2026	1,328	—
Vessco Midco Holdings, LLC	First Lien Revolver	7/24/2031	140	—
Victors Purchaser, LLC	First Lien Delayed Draw Term Loan	8/15/2026	1,916	—
Victors Purchaser, LLC	First Lien Revolver	8/15/2031	121	—
Vital Care Buyer, LLC	First Lien Revolver	7/30/2031	140	—
Wildcat Topco, Inc	First Lien Delayed Draw Term Loan	11/16/2026	1,060	(11)
Wildcat Topco, Inc	First Lien Revolver	11/15/2030	140	(1)
Total Unfunded Portfolio Company Commitments			$61,938	$(263)

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

Cash and cash equivalents and restricted cash are carried at cost, which approximates fair value. Cash and cash equivalents held as of June 30, 2025 and December 31, 2024 was $3.6 million and $2.2 million, respectively. Restricted cash held as of June 30, 2025 and December 31, 2024 was $9.1 million and $6.7 million, respectively.

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

PIK Income

The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Company’s statement of operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to unitholders in the form of dividends, even though the Company has not yet collected cash. During the three months ended June 30, 2025 and 2024, PIK income earned was $0.1 million and $0.1 million, respectively. During the six months ended June 30, 2025 and 2024, PIK income earned was $0.3 million and $0.1 million, respectively.

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

Non-Accrual Income

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2025 and December 31, 2024, there were no loans placed on non-accrual status.

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

Unit Repurchases

In connection with the Company’s unit repurchase programs, the cost of units repurchased is charged to member’s capital on the trade date. There were no unit repurchases during the three and six months ended June 30, 2025 and 2024.

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

The Investment Advisory Agreement is effective for an initial two-year term and thereafter will continue for successive annual periods provided that such continuance is specifically approved annually by a majority of the Board of Directors or by the holders of a majority of the Company’s outstanding voting securities and, in each case, a majority of the independent directors. The Board of Directors approved the continuance of the Investment Advisory Agreement for an additional one year period through September 25, 2026. The Investment Advisory Agreement may, on 60 days’ written notice to the other party, be terminated in its entirety at any time without the payment of any penalty, by our Board of Directors, or by vote of a majority of our outstanding voting securities, on the one hand, or by the Investment Adviser, on the other hand. The Investment Advisory Agreement will automatically terminate in the event of its assignment within the meaning of the Investment Company Act and related SEC guidance and interpretations.

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

For the three and six months ended June 30, 2025, the Company recognized $0.5 million and $1.1 million, respectively, of management fees, and $0.5 million and $1.0 million, respectively of incentive fees before the impact of waived fees. For the three and six months ended June 30, 2025, $0.5 million and $1.1 million, respectively of management fees were waived, and $0.5 million and $1.0 million, respectively, of incentive fees were waived. For the three and six months ended June 30, 2024, the Company recognized $0.3 million and $0.5 million, respectively of management fees, and $0.2 million and $0.3 million, respectively of incentive fees before the impact of waived fees. For the three and six months ended June 30, 2024, $0.3 million and $0.5 million, respectively of management fees were waived, and $0.2 million and $0.3 million, respectively, of incentive fees were waived.

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

Due to Affiliates

In the normal course of business, certain of the Company’s expenses may be paid by an affiliate. These expenses are reimbursable by the Company to the affiliate. As of June 30, 2025 and December 31, 2024, expenses reimbursable to affiliates was $0.1 million and $0.1 million, respectively. Amounts reimbursable to affiliates is recorded in Accrued expenses and other liabilities Other income in our Consolidated Statements of Assets and Liabilities.

Note 4. Investments

The composition of the Company’s investment portfolio as of June 30, 2025 at cost and fair value was as follows (in thousands):

	Amortized Cost	% of Total Investments at Amortized Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt (1)	$417,990	98.9%	$420,241	99.4%
Common Stock	3,694	0.9%	2,121	0.4%
Preferred Stock	303	0.1%	302	0.1%
L.P. Interest	160	0.1%	174	0.1%
Total	$422,147	100.0%	$422,838	100.0%
(1)
First lien debt consists of first lien term loans, first lien, last-out term loans, first lien delayed draw term loans and first lien revolvers.

The composition of the Company’s investment portfolio as of December 31, 2024 at cost and fair value was as follows (in thousands):

	Amortized Cost	% of Total Investments at Amortized Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt (1)	$312,392	98.7%	$314,855	98.8%
Common Stock	3,694	1.2%	3,500	1.1%
Preferred Stock	285	0.1%	274	0.1%
Total	$316,371	100.0%	$318,629	100.0%
(1)
First lien debt consists of first lien term loans, first lien, last-out term loans, first lien delayed draw term loans and first lien revolvers.

The industry composition of investments as of June 30, 2025 at amortized cost and fair value was as follows (in thousands):

	June 30, 2025
	Investments at Amortized Cost	% of Investments at Amortized Cost	Investments at Fair Value	% of Investments at Fair Value
Software	$68,142	16.1%	$68,432	16.2%
Health Care Providers & Services	43,797	10.4%	43,524	10.3%
Professional Services	36,694	8.7%	37,236	8.8%
Insurance	35,097	8.3%	35,391	8.4%
IT Services	26,748	6.3%	26,999	6.4%
Diversified Consumer Services	26,471	6.3%	26,352	6.2%
Trading Companies & Distributors	25,355	6.0%	25,636	6.1%
Health Care Technology	24,293	5.8%	24,292	5.7%
Commercial Services & Supplies	22,527	5.3%	22,618	5.4%
Life Sciences Tools & Services	17,220	4.1%	17,257	4.1%
Health Care Equipment & Supplies	16,462	3.9%	16,673	3.9%
Electrical Equipment	12,949	3.1%	13,070	3.1%
Financial Services	11,202	2.6%	11,187	2.6%
Electronic Equipment, Instruments & Components	10,138	2.4%	10,272	2.4%
Air Freight & Logistics	9,790	2.3%	8,343	2.0%
Media	8,006	1.9%	7,994	1.9%
Chemicals	7,142	1.7%	7,375	1.7%
Aerospace & Defense	7,025	1.7%	7,018	1.7%
Machinery	6,691	1.6%	6,751	1.6%
Real Estate Management & Development	5,152	1.2%	5,152	1.2%
Food Products	1,246	0.3%	1,266	0.3%
Total	$422,147	100.0%	$422,838	100.0%

The industry composition of investments as of December 31, 2024 at amortized cost and fair value was as follows (in thousands):

	December 31, 2024
	Investments at Amortized Cost	% of Investments at Amortized Cost	Investments at Fair Value	% of Investments at Fair Value
Software	$54,539	17.2%	$54,865	17.2%
Health Care Providers & Services	38,626	12.3%	38,718	12.1%
Professional Services	35,829	11.3%	36,235	11.4%
Insurance	27,611	8.7%	27,927	8.8%
Trading Companies & Distributors	24,653	7.8%	24,952	7.8%
IT Services	19,060	6.0%	19,258	6.0%
Health Care Technology	16,136	5.1%	16,152	5.0%
Diversified Consumer Services	15,331	4.8%	15,314	4.8%
Electrical Equipment	12,995	4.1%	12,972	4.1%
Electronic Equipment, Instruments & Components	12,628	4.0%	12,707	4.0%
Air Freight & Logistics	9,779	3.1%	9,724	3.1%
Commercial Services & Supplies	9,729	3.1%	9,741	3.1%
Life Sciences Tools & Services	9,681	3.1%	9,729	3.1%
Financial Services	8,883	2.8%	8,934	2.8%
Health Care Equipment & Supplies	7,794	2.5%	7,991	2.5%
Machinery	6,697	2.1%	6,745	2.1%
Chemicals	6,400	2.0%	6,665	2.1%
Total	$316,371	100.0%	$318,629	100.0%

The geographic composition of investments as of June 30, 2025 at cost and fair value was as follows (in thousands):

	June 30, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$422,068	$422,758	99.9%	240.7%
Canada	79	80	0.1%	0.1%
Total	$422,147	$422,838	100.0%	240.8%

The geographic composition of investments as of December 31, 2024 at cost and fair value was as follows (in thousands):

	December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$316,371	$318,629	100.0%	206.5%
Total	$316,371	$318,629	100.0%	206.5%

As of June 30, 2025 and December 31, 2024, there were no investments in the portfolio on non-accrual status.

As of June 30, 2025 and December 31, 2024, on a fair value basis, 99.9% and 99.9% of debt investments, respectively, bore interest at a variable rate that may be determined by reference to either the SOFR or an alternative base rate.

Note 5. Fair Value Measurements

The following table presents the fair value of investments as of June 30, 2025, disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820 (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First Lien Debt (1)	$—	$—	$420,241	$420,241
Common Stock	—	—	2,121	2,121
Preferred Stock	—	—	302	302
L.P. Interest	—	—	174	174
Total	$—	$—	$422,838	$422,838
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

The following tables present change for the three and six months ended June 30, 2025 in the fair value of investments for which Level 3 inputs were used to determine fair value (in thousands):

	Three months ended June 30, 2025
	First Lien Debt	Preferred Stock	Common Stock	L.P. Interest	Total
Fair value, beginning of period	$351,507	$291	$3,250	$152	$355,200
Purchases of investments	72,932	—	—	—	72,932
Proceeds from principal repayments and sales of investments	(4,831)	—	—	—	(4,831)
Accretion of discount/amortization of premium	232	—	—	—	232
Payment-in-kind interest and fees capitalized	81	18	—	—	99
Net realized gain (loss) on investments	36	—	—	—	36
Net change in unrealized appreciation (depreciation)	284	(7)	(1,129)	22	(830)
Fair value, end of period	$420,241	$302	$2,121	$174	$422,838
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of June 30, 2025	$322	$(7)	$(1,129)	$22	$(792)

	Six months ended June 30, 2025
	First Lien Debt	Preferred Stock	Common Stock	L.P. Interest	Total
Fair value, beginning of period	$314,855	$274	$3,500	$—	$318,629
Purchases of investments	120,833	—	—	160	120,993
Proceeds from principal repayments and sales of investments	(16,176)	—	—	—	(16,176)
Accretion of discount/amortization of premium	471	—	—	—	471
Payment-in-kind interest and fees capitalized	246	18	—	—	264
Net realized gain (loss) on investments	224	—	—	—	224
Net change in unrealized appreciation (depreciation)	(212)	10	(1,379)	14	(1,567)
Fair value, end of period	$420,241	$302	$2,121	$174	$422,838
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of June 30, 2025	$12	$10	$(1,379)	$14	$(1,343)

The following tables present change for the three and six months ended June 30, 2024 in the fair value of investments for which Level 3 inputs were used to determine fair value (in thousands):

	Three months ended June 30, 2024
	First Lien Debt	Preferred Stock	Common Stock	L.P. Interest	Total
Fair value, beginning of period	$117,762	$—	$—	$—	$117,762
Purchases of investments	37,634	—	—	—	37,634
Proceeds from principal repayments and sales of investments	(1,001)	—	—	—	(1,001)
Accretion of discount/amortization of premium	186	—	—	—	186
Payment-in-kind interest and fees capitalized	88	—	—	—	88
Net realized gain (loss) on investments	—	—	—	—	—
Net change in unrealized appreciation (depreciation)	(26)	—	—	—	(26)
Fair value, end of period	$154,643	$—	$—	$—	$154,643
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of June 30, 2024	$(26)	$—	$—	$—	$(26)

	Six months ended June 30, 2024
	First Lien Debt	Preferred Stock	Common Stock	L.P. Interest	Total
Fair value, beginning of period	$106,888	$—	$—	$—	$106,888
Purchases of investments	48,765	—	—	—	48,765
Proceeds from principal repayments and sales of investments	(1,228)	—	—	—	(1,228)
Accretion of discount/amortization of premium	328	—	—	—	328
Payment-in-kind interest and fees capitalized	88	—	—	—	88
Net realized gain (loss) on investments	—	—	—	—	—
Net change in unrealized appreciation (depreciation)	(198)	—	—	—	(198)
Fair value, end of period	$154,643	$—	$—	$—	$154,643
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of June 30, 2024	$(198)	$—	$—	$—	$(198)

Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three and six months ended June 30, 2025 and 2024, there were no transfers into or out of Level 3.

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of June 30, 2025 and December 31, 2024. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	June 30, 2025
				Range
	Fair Value (in thousands)	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in First Lien Debt	$420,241	Yield analysis	Discount rate	6.0%	12.9%	8.4%
Investments in Common Stock	2,121	Market approach	Transaction multiples	12.2x	12.2x	12.2x
		Market approach	Market comparables	12.0x	12.0x	12.0x
		Discounted cash flows	Discount rate	15.6%	15.6%	15.6%
Investments in Preferred Stock	302	Yield analysis	Discount rate	12.4%	12.4%	12.4%
Investments in L.P. Interest	174	Market approach	Transaction multiples	14.9x	14.9x	14.9x
		Market approach	Market comparables	18.0x	18.0x	18.0x
		Discounted cash flows	Discount rate	15.6%	15.6%	15.6%
	$422,838
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

Note 6. Debt

In accordance with the Investment Company Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 150% after such borrowing. As of June 30, 2025 and December 31, 2024, the Company’s asset coverage was 167.2% and 188.9%, respectively.

The Company’s outstanding debt obligations as of June 30, 2025 were as follows (in thousands):

	June 30, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Fair Value (1)	Unused Portion (2)	Amount Available (3)
Senior Secured Credit Facility	$400,000	$247,532	$247,532	$245,676	$152,468	$4,615
Revolving Credit Facility	75,000	13,500	13,500	13,500	61,500	61,500
Total Debt Obligations	$475,000	$261,032	$261,032	$259,176	$213,968	$66,115

(1)
The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of June 30, 2025.
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

The following table summarizes the average and maximum debt outstanding, and the interest and debt issuance cost for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Average debt outstanding	$227,346	$73,085	$206,065	$59,968
Maximum amount of debt outstanding	$278,032	$91,436	$278,032	$91,436

Weighted average annualized interest cost (1)	7.22%	8.14%	7.29%	8.16%
Annualized amortized debt issuance cost	0.39%	0.26%	0.33%	0.26%
Total annualized interest cost	7.61%	8.40%	7.62%	8.42%

Average 1-month SOFR rate	4.29%	5.31%	4.29%	5.32%

(1)
Includes the stated interest expense and commitment fees on the unused portion of the Senior Secured Credit Facility and Revolving Credit Facility. Commitment fees for the three and six months ended June 30, 2025 were $0.3 million and $0.5 million, respectively. Commitment fees for the three and six months ended June 30, 2024 were $0.2 million and $0.4 million, respectively.

The components of interest expense for the three and six months ended June 30, 2025 and 2024 were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Borrowing interest expense	$3,693	$1,479	$6,706	$2,432
Facility undrawn and unused fees	304	186	540	394
Amortization of financing costs and debt issuance costs	389	129	588	258
Total interest expense	$4,386	$1,794	$7,834	$3,084

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

The Senior Secured Credit Facility is secured by all of the SPV’s assets. The SPV’s assets and liabilities are not available to satisfy debts and obligations of Senior Credit Investments, LLC. Assets and liabilities of the SPV as of June 30, 2025 and December 31, 2024 are as follows (in thousands):

	June 30, 2025	December 31, 2024
Assets
Investments at fair value	$406,437	$309,489
Restricted cash	9,062	6,698
Interest receivable	1,722	1,860
Deferred financing costs	4,150	3,502
Prepaid expenses and other assets	4	42
Total assets	$421,375	$321,591
Liabilities
Debt	$247,532	$173,603
Interest payable	3,728	2,922
Accrued expenses and other liabilities	18	52
Total liabilities	$251,278	$176,577

Both the SPV and the Company have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. As of June 30, 2025 and December 31, 2024, the Company was in compliance with all covenants and other requirements of the Senior Secured Credit Facility.

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

The Company made certain representations and warranties and must comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. As of June 30, 2025, the Company was in compliance with all covenants and other requirements of the Revolving Credit Facility.

Note 7. Member’s Capital

Under the terms of our limited liability agreement, the Company is authorized to issue up to 1,000,000,000 common units.

The following table summarizes common units issued and proceeds received for the three and six months ended June 30, 2025 (in thousands, except unit amounts):

	Three months ended June 30, 2025		Six months ended June 30, 2025
	Units	Amount	Units	Amount
Proceeds from units sold	—	$—	12,359	$22,500
Total	—	$—	12,359	$22,500

There were no common units issued for the three and six months ended June 30, 2024.

Net Asset Value per Unit and Offering Price

The Company determines NAV for its units as of the last day of each calendar month. Units are issued at an offering price equivalent to the most recent NAV per unit available, which will be the prior calendar day NAV per unit. The following tables summarize each month-end NAV per unit during the six months ended June 30, 2025 and 2024:

For the Month Ended	NAV Per Unit
January 31, 2025	$1,808.00
February 28, 2025	$1,807.74
March 31, 2025	$1,803.92
April 30, 2025	$1,801.50
May 31, 2025	$1,794.83
June 30, 2025	$1,797.80

For the Month Ended	NAV Per Unit
January 31, 2024	$1,846.89
February 29, 2024	$1,856.35
March 31, 2024	$1,859.46
April 30, 2024	$1,874.90
May 31, 2024	$1,849.67
June 30, 2024	$1,864.36

Distributions

The Board authorizes and declares distribution amounts per unit. The following tables present distributions that were declared during the three and six months ended June 30, 2025 and 2024 (in thousands, except per unit data):

Declaration Date	Record Date	Payment Date	Per Unit	Amount
January 30, 2025	January 31, 2025	February 21, 2025	$16.8030	$1,571
February 26, 2025	February 28, 2025	March 17, 2025	15.9745	1,559
March 27, 2025	March 27, 2025	April 15, 2025	15.9830	1,560
April 29, 2025	April 30, 2025	May 15, 2025	14.5059	1,416
May 29, 2025	May 30, 2025	June 16, 2025	16.8030	1,640
June 24, 2025	June 26, 2025	July 15, 2025	14.8487	1,449
			$94.9181	$9,195

Declaration Date	Record Date	Payment Date	Per Unit	Amount
March 28, 2024	March 28, 2024	April 5, 2024	$5.6624	$252
May 13, 2024	May 28, 2024	June 6, 2024	37.1568	1,657
			$42.8192	$1,909

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

Note 8. Net Increase in Net Assets Per Unit

The following sets forth the computation of basic and diluted earnings per unit for the three and six months ended June 30, 2025 and 2024 (in thousands, except unit and per unit data):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net increase in member's capital resulting from operations	$3,909	$1,875	$7,843	$3,235
Weighted average units outstanding	97,607	44,576	95,375	44,576
Net increase in net assets per unit resulting from operations - basic and diluted	$40.05	$42.06	$82.23	$72.57

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

The Company has commitments to fund various revolving and first lien senior secured delayed draw term loans. As of June 30, 2025 and December 31, 2024, the total unfunded commitments were $81.7 million and $61.9 million, respectively.

The Company has entered into an equity commitment letter with the SPV, in connection with the Company’s Senior Secured Credit Facility. See Note 6 to the consolidated financial statements for additional information.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2025, management is not aware of any pending or threatened material litigation.

Note 10. Financial Highlights

The following are the financial highlights for the six months ended June 30, 2025 and 2024 (in thousands, except unit and per unit data):

	Six months ended June 30,
	2025	2024
Per Unit Data:
Net asset value at beginning of period	$1,810.37	$1,834.62
Net investment income (1)	96.31	77.01
Net realized gains (losses) and unrealized appreciation (depreciation) (2)	(13.96)	(4.45)
Net increase (decrease) in member’s capital from operations	1,892.72	1,907.18
Distributions declared (3)	(94.92)	(42.82)
Net asset value at end of period	$1,797.80	$1,864.36

Total return based on net asset value (4)	4.6%	4.0%
Units outstanding, end of period	97,607	44,576
Weighted average units outstanding	95,375	44,576

Ratio/Supplemental Data:
Member’s capital at end of period	$175,479	$83,106
Annualized ratio of net expenses to average member’s capital (5)	10.2%	10.6%
Annualized ratio of net expenses before voluntary waivers to average member’s capital (5)(6)	12.6%	11.6%
Annualized ratio of net investment income to average member’s capital (5)	10.6%	8.7%
Portfolio turnover rate (7)	3.8%	0.0%
Asset coverage ratio, end of period	167.2%	190.9%

Capital Commitments Data:
Capital commitments, end of period	$300,000	$300,000
Funded capital commitments, end of period	$178,498	$80,998
% of capital commitments funded	59.5%	27.0%

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
(7)
The turnover rate is derived by using the total sales of investments fully repaid divided by the average fair value of investments during the period. For the six months ended June 30, 2025, three portfolio companies repaid their loans in full. For the six months ended June 30, 2024, there were no portfolio companies that repaid loans in full.

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

On July 28, 2025, the Company’s Board of Directors declared a distribution of $15.9106 per unit, which is payable on August 15, 2025 to unitholders of record as of July 30, 2025.

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

Overview

We are a private, perpetually offered, externally managed, non-diversified, closed-end management investment company, which has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “Investment Company Act”). We are externally managed by the Investment Adviser, which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. Our Investment Adviser is registered as an investment adviser with the Securities and Exchange Commission (“SEC”). We have elected to be treated, and intend to qualify annually thereafter, as a RIC under the Code.

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

Revenues

We primarily generate revenues in the form of interest income from the debt securities we hold. We may also generate revenue from dividends and capital appreciation on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. The debt we invest in will typically not be rated by any rating agency, but if it were, it is likely that such debt would be below investment grade. In addition, we may also generate revenue in the form of commitment, loan origination, structuring or diligence fees. Certain of these fees may be capitalized and amortized as additional interest income over the life of the related loan.

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

Portfolio and Investment Activity

Our portfolio and investment activity during the three and six months ended June 30, 2025 and 2024 is presented below (information at amortized cost unless otherwise indicated) (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2025
Total investments, beginning of period	$353,679	$116,541	$316,371	$105,495
New investments purchased	72,932	37,634	120,993	48,765
Net accretion of discount on investments	232	186	471	328
Payment-in-kind interest and fees capitalized	99	88	264	88
Net realized gain (loss) on investments	36	—	224	—
Investments repaid	(4,831)	(1,001)	(16,176)	(1,228)
Total investments, end of period	$422,147	$153,448	$422,147	$153,448

Portfolio Companies at beginning of period	58	25	50	22
Number of new Portfolio Companies	14	4	24	7
Number of exited Portfolio Companies	(1)	—	(3)	—
Portfolio Companies at end of period	71	29	71	29

Our portfolio composition and weighted average yields as of June 30, 2025 and December 31, 2024 was as follows (dollars in millions):

	June 30, 2025	December 31, 2024
Weighted average yield on debt investments, at amortized cost (1)	9.9%	10.0%
Weighted average yield on debt investments, at fair value (1)	9.9%	10.0%
Weighted average EBITDA (2)	$219	$209
Weighted average loan-to-value (“LTV”) (3)	38%	39%
Percentage of first lien secured debt portfolio investments, at fair value	99.4%	98.8%
Percentage of debt investments bearing a floating rate, at fair value	99.9%	99.9%

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

As of June 30, 2025 and December 31, 2024, there were no investments on non-accrual status.

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

Our critical accounting estimates should be read in conjunction with our risk factors described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024 and as described in Note 2 of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.

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

Results of Operations

Operating results for the three and six months ended June 30, 2025 and 2024 was as follows (in thousands):

	2025	2024	2025	2024
Total investment income	$9,652	$4,356	$18,217	$7,975
Net expenses	4,949	2,455	9,031	4,542
Net investment income	4,703	1,901	9,186	3,433
Net realized gain (loss)	36	—	224	—
Net change in unrealized appreciation (depreciation)	(830)	(26)	(1,567)	(198)
Net increase in member’s capital resulting from operations	$3,909	$1,875	$7,843	$3,235

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

Investment Income

Investment income, was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Interest income	$9,343	$4,120	$17,450	$7,693
Payment-in-kind interest income	71	101	255	101
Other income	238	135	512	181
Total investment income	$9,652	$4,356	$18,217	$7,975

For the three months ended June 30, 2025 and 2024, total investment income was $9.7 million and $4.4 million, respectively, and for the six months ended June 30, 2025 and 2024, total investment income was $18.2 million and $8.0 million, respectively, all primarily driven by our deployment of capital and the increased balance of our investments. The size of our investment portfolio at fair value increased to $422.8 million at June 30, 2025 from $154.6 million at June 30, 2024.

Expenses

Expenses were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Interest and other financing expenses	$4,386	$1,794	$7,834	$3,084
Management fees	548	258	1,057	514
Income-based incentive fees	519	237	1,016	346
Capital gains incentive fees	—	(3)	—	(25)
Other general and administrative expenses	563	661	1,197	1,458
Total expenses before Fee Waiver	6,016	2,947	11,104	5,377
Management fees waived	(548)	(258)	(1,057)	(514)
Incentive fees waived	(519)	(234)	(1,016)	(321)
Net expenses	$4,949	$2,455	$9,031	$4,542

For the three months ended June 30, 2025 and 2024, net expenses were $4.9 million and $2.5 million, respectively, and for the six months ended June 30, 2025 and 2024, net expenses were $9.0 million and $4.5 million, respectively, all primarily attributable to interest and other financing expenses partially offset by the Fee Waivers from our Investment Adviser.

Interest and other financing expenses

For the three months ended June 30, 2025 and 2024, total interest expense (including unused fees and amortization of deferred financing and debt issuance costs) of $4.4 million and $1.8 million, respectively was driven by $227.3 million and $73.1 million, respectively, of average debt outstanding.

For the six months ended June 30, 2025 and 2024, total interest expense (including unused fees and amortization of deferred financing and debt issuance costs) of $7.8 million and $3.1 million, respectively was driven by $206.1 million and $60.0 million, respectively, of average debt outstanding.

Management fees

For the three months ended June 30, 2025 and 2024, management fees were $0.5 million and $0.3 million, respectively. For the six months ended June 30, 2025 and 2024, management fees were $1.1 million and $0.5 million, respectively. Management fees are incurred at annual rate of 1.25% of the average value of our net assets at the end of the most recently completed calendar quarter. The Investment Adviser agreed to waive the management fees through December 31, 2025, which resulted in a waiver of $0.5 million and $0.3 million, respectively, for the three months ended June 30, 2025 and 2024 and $1.1 million and $0.5 million for the six months ended June 30, 2025 and 2024.

Incentive fees

For the three months ended June 30, 2025 and 2024, total incentive fees were $0.5 million and $0.2 million, respectively. For the six months ended June 30, 2025 and 2024, total incentive fees were $1.0 million and $0.3 million, respectively. The Investment Adviser agreed to waive the incentive fee through December 31, 2025, which resulted in a waiver of $0.5 million and $0.2 million, respectively, for the three months ended June 30, 2025 and 2024 and $1.0 million and $0.3 million for the six months ended June 30, 2025 and 2024.

Net Realized Gain (Loss)

For the three and six months ended June 30, 2025, we had $0.0 million and $0.2 million of realized gains (losses) on investments. For the three and six months ended June 30, 2024, we had no realized gains (losses) on investments.

Net Unrealized Appreciation (Depreciation)

Net unrealized appreciation (depreciation) was comprised of the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Non-controlled/non-affiliated investments
Net unrealized appreciation (depreciation)	$(830)	$(26)	$(1,567)	$(198)

For the three months ended June 30, 2025 and 2024, we recognized gross unrealized appreciation on investments of $0.9 million and $0.5 million, respectively, and gross unrealized depreciation on investments of $1.8 million and $0.5 million, respectively, resulting in net change in unrealized appreciation (depreciation) of $(0.8) million and less than $(0.1) million, respectively, on investments. For the six months ended June 30, 2025 and 2024, we recognized gross unrealized appreciation on investments of $1.1 million and $0.8 million, respectively, and gross unrealized depreciation on investments of $2.7 million and $1.0 million, respectively, resulting in net change in unrealized appreciation (depreciation) of $(1.6) million and $(0.2) million, respectively, on investments.

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

As of June 30, 2025, we had one Senior Secured Credit Facility outstanding with a maximum available amount of $400 million and a Revolving Credit Facility with an aggregate available amount of $75 million. We may enter into additional credit facilities, increase the size of our existing credit facilities or issue additional debt securities, including debt securitizations and unsecured debt. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the Investment Company Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness is at least 150%.

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

Debt

As of June 30, 2025, we had an aggregate principal amount of $261.0 million of debt outstanding under the credit facilities. The Senior Secured Credit Facility matures on December 7, 2029, unless there is an earlier termination or an acceleration following an event of default. Availability under the

Revolving Credit Facility will terminate on the earlier of March 20, 2026, which may be extended for up to two additional one-year periods, subject to the consent of the administrative agent and extending lender, and the date of termination of the revolving commitments thereunder.

See Note 6 to the consolidated financial statements for information on the Company’s debt.

Member’s Capital

See Note 7 to the consolidated financial statements for information on the Company’s common units and related capital activities.

Distributions

The Board authorizes and declares distribution amounts per unit. The following tables present distributions that were declared during the three and six months ended June 30, 2025 and 2024 (in thousands, except per unit data):

Declaration Date	Record Date	Payment Date	Per Unit	Amount
January 30, 2025	January 31, 2025	February 21, 2025	$16.8030	$1,571
February 26, 2025	February 28, 2025	March 17, 2025	15.9745	1,559
March 27, 2025	March 27, 2025	April 15, 2025	15.9830	1,560
April 29, 2025	April 30, 2025	May 15, 2025	14.5059	1,416
May 29, 2025	May 30, 2025	June 16, 2025	16.8030	1,640
June 24, 2025	June 26, 2025	July 15, 2025	14.8487	1,449
			$94.9181	$9,195

Declaration Date	Record Date	Payment Date	Per Unit	Amount
March 28, 2024	March 28, 2024	April 5, 2024	$5.6624	$252
May 13, 2024	May 28, 2024	June 6, 2024	37.1568	1,657
			$42.8192	$1,909

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

The following tables summarize the total common units issued and proceeds received for the three and six months ended June 30, 2025 (in thousands, except unit amounts):

	Three months ended June 30, 2025		Six months ended June 30, 2025
	Units	Amount	Units	Amount
Proceeds from units sold	—	$—	12,359	$22,500
Total	—	$—	12,359	$22,500

There were no common units issued for the three and six months ended June 30, 2024.

Contractual Obligations

We have entered into the Investment Advisory Agreement with the Investment Adviser to provide us with investment advisory services and the Administration Agreement with the Administrator to provide us with administrative services. Payments for investment advisory services under the Investment Advisory Agreement and reimbursements under the Administration Agreement and support are described in Note 2 and Note 3 to the consolidated financial statements.

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

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2025, management is not aware of any pending or threatened litigation.

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

As of June 30, 2025, on a fair value basis, 99.9% of our debt portfolio investments bore interest at variable rates and typically have durations of one to six months after which they reset to current market interest rates, and substantially all are subject to certain floors. Our Senior Secured Credit Facility bears interest at a Term SOFR or a Base Rate, in each case plus an applicable margin equal to 2.15% for borrowings that reference Term SOFR and 1.15% for borrowings that reference the Base Rate. Our Revolving Credit Facility bears interest at a Term SOFR or a Base Rate, in each case plus an applicable margin equal to 2.50% for borrowings that reference Term SOFR and 1.50% for borrowings that reference the Alternate Base Rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

The following table shows the estimated annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio and outstanding debt as of June 30, 2025, assuming no changes in our investment and borrowing structure (in thousands):

Basis Point Change	Interest Income	Interest Expense	Net Income
Up 200 basis points	$8,457	$(5,221)	$3,236
Up 100 basis points	4,229	(2,610)	1,619
Up 50 basis points	2,114	(1,305)	809
Down 50 basis points	(2,114)	1,305	(809)
Down 100 basis points	(4,229)	2,610	(1,619)
Down 200 basis points	(8,457)	5,221	(3,236)

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

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2025, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

(b) Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Senior Credit Investments, LLC

Date: August 13, 2025	By:	/s/ Jason Kennedy
Jason Kennedy
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 13, 2025	By:	/s/ John Dalton
John Dalton
Chief Financial Officer
(Principal Financial Officer)