Form 10-Q
period 2025-09-30
Senior Credit Investments, LLC
filed 2025-11-14
CIK 1959568

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 7, 2025, the registrant had 115,771 common units outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Statements of Assets and Liabilities (Unaudited)

(In thousands, except for unit and per unit data)

	September 30, 2025	December 31, 2024
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (amortized cost of $492,210 and $316,371, at September 30, 2025 and December 31, 2024, respectively)	$491,924	$318,629
Cash and cash equivalents	4,208	2,162
Restricted cash	11,430	6,698
Interest receivable	2,481	1,946
Deferred financing costs	4,287	3,502
Prepaid expenses and other assets	92	261
Total assets	$514,422	$333,198
Liabilities
Debt	$300,032	$173,603
Distributions payable	1,660	1,894
Interest payable	4,814	2,922
Accrued expenses and other liabilities	657	448
Total liabilities	$307,163	$178,867
Commitments and contingencies (Note 9)
Member’s Capital
Common units (115,771 and 85,248 units issued and outstanding, at September 30, 2025 and December 31, 2024, respectively)	$210,318	$155,318
Accumulated distributed earnings (losses)	(3,059)	(987)
Total member’s capital	$207,259	$154,331
Total liabilities and member’s capital	$514,422	$333,198

Net Asset Value Per Unit
Net assets	$207,259	$154,331
Common units outstanding (1,000,000,000 units authorized, at September 30, 2025 and December 31, 2024)	115,771	85,248
Net asset value per unit	$1,790.25	$1,810.37

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Statement of Operations (Unaudited)

(In thousands, except for unit and per unit data)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Investment Income
Non-controlled/non-affiliated investments
Interest income	$10,904	$6,077	$28,354	$13,770
Payment-in-kind interest income	220	90	475	191
Other income	257	201	769	382
Total investment income	11,381	6,368	29,598	14,343
Operating Expenses
Interest and other financing expenses	5,716	2,737	13,550	5,821
Management fees	603	315	1,660	829
Income-based incentive fees	563	373	1,579	719
Capital gains incentive fees	—	(149)	—	(174)
Other general and administrative expenses	560	646	1,757	2,104
Total expenses before Fee Waiver	7,442	3,922	18,546	9,299
Management fees waived	(603)	(315)	(1,660)	(829)
Incentive fees waived	(563)	(224)	(1,579)	(545)
Net expenses	6,276	3,383	15,307	7,925
Net investment income	5,105	2,985	14,291	6,418
Net Realized Gain (Loss) and Change in Unrealized Appreciation (Depreciation)
Net realized gain (loss):
Non-controlled/non-affiliated investments	—	—	224	—
Net realized gain (loss)	—	—	224	—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(977)	(1,459)	(2,544)	(1,657)
Net change in unrealized appreciation (depreciation)	(977)	(1,459)	(2,544)	(1,657)
Net realized gain (loss) and change in unrealized appreciation (depreciation)	(977)	(1,459)	(2,320)	(1,657)
Net Increase in Member’s Capital Resulting from Operations	$4,128	$1,526	$11,971	$4,761
Net Increase in Net Assets Resulting from Operations - Basic and Diluted (Note 8)	$42.12	$27.64	$124.36	$98.89
Weighted Average Units Outstanding (Note 8)	98,002	55,211	96,261	48,147

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Statement of Changes in Member’s Capital (Unaudited)

(In thousands, except for unit and per unit data)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net Increase (Decrease) in Member’s Capital Resulting from Operations
Net investment income	$5,105	$2,985	$14,291	$6,418
Net realized gains (losses)	—	—	224	—
Net change in unrealized appreciation (depreciation)	(977)	(1,459)	(2,544)	(1,657)
Net increase in member’s capital resulting from operations	4,128	1,526	11,971	4,761

Distributions to Unitholders
Distributions declared	(4,848)	(2,025)	(14,043)	(3,934)
Net decrease in member’s capital resulting from distributions to unitholders	(4,848)	(2,025)	(14,043)	(3,934)

Capital Transactions
Issuance of common units	32,500	35,000	55,000	35,000
Net increase in member’s capital from common unit transactions	32,500	35,000	55,000	35,000

Member’s Capital
Total increase (decrease) in member’s capital during the period	31,780	34,501	52,928	35,827
Member’s capital, beginning of period	175,479	83,106	154,331	81,780
Member’s Capital at End of Period	$207,259	$117,607	$207,259	$117,607

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Statement of Cash Flows (Unaudited)

(In thousands, except for unit and per unit data)

	Nine months ended September 30,
	2025	2024
Operating Activities
Net increase in member’s capital resulting from operations	$11,971	$4,761
Adjustments to reconcile net increase in member’s capital resulting from operations to net cash used in operating activities:
Net realized (gains) losses on investments	(224)	—
Net change in unrealized (appreciation) depreciation on investments	2,544	1,657
Net accretion of discount and amortization of premium	(773)	(545)
Amortization of deferred financing costs	1,022	389
Amortization of offering costs	—	510
Payment-in-kind interest and fees capitalized	(445)	(260)
Purchase of investments	(192,777)	(155,601)
Proceeds from sale of investments and principal repayments	18,380	2,564
Changes in assets and liabilities:
Interest receivable	(535)	(1,873)
Prepaid expenses and other assets	169	253
Interest payable	1,892	2,238
Due to Investment Adviser	—	(29)
Accrued expenses and other liabilities	232	132
Net Cash Used in Operating Activities	(158,544)	(145,804)
Financing Activities
Borrowings on debt	200,300	123,709
Repayments on debt	(73,871)	(35,400)
Financing costs paid and deferred	(1,830)	(8)
Proceeds from issuance of common units	55,000	35,000
Subscriptions received in advance	—	5,000
Distributions paid to unitholders	(14,277)	(3,934)
Net Cash Provided by Financing Activities	165,322	124,367
Cash and Cash Equivalents and Restricted Cash
Net decrease in cash and cash equivalents and restricted cash	6,778	(21,437)
Cash and cash equivalents and restricted cash, beginning of period	8,860	39,562
Cash and cash equivalents and restricted cash, end of period	$15,638	$18,125

Supplemental Disclosure of Non-Cash Information
Cash paid for interest	$10,636	$3,194
Cash paid for taxes	—	8
Accrued but unpaid debt financing costs	5	—
Distributions payable	1,660	—

The following table presents cash and cash equivalents and restricted cash by category within the Consolidated Statements of Assets and Liabilities (in thousands):

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$4,208	$2,162
Restricted cash	11,430	6,698
Cash and cash equivalents and restricted cash	$15,638	$8,860

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2025

(In thousands, except for unit and per unit data)

Portfolio Company (5)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Member’s Capital	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Aerospace & Defense
PPW Aero Buyer, Inc.	First Lien Term Loan	S + 5.00%	9/30/2031	$918	$909	$909		8
PPW Aero Buyer, Inc.	First Lien Delayed Draw Term Loan	S + 5.00%	9/30/2031	—	(18)	(36)		21
PPW Aero Buyer, Inc.	First Lien Revolver	S + 5.00%	9/30/2031	—	(1)	(1)		21
Titan BW Borrower L.P.	First Lien Term Loan	S + 5.25% (includes 2.88% PIK)	7/26/2032	4,980	4,932	4,931		8
Titan BW Borrower L.P.	First Lien Delayed Draw Term Loan	S + 4.75%	7/26/2032	—	(2)	(4)		21
Titan BW Borrower L.P.	First Lien Revolver	S + 4.75%	7/26/2032	—	(1)	(1)		21
West Star Aviation Acquisition, LLC	First Lien Term Loan	S + 4.50%	5/20/2032	7,059	7,008	7,006		7
West Star Aviation Acquisition, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	5/20/2032	—	(5)	(11)		21
West Star Aviation Acquisition, LLC	First Lien Revolver	S + 4.50%	5/20/2032	24	24	23		7,21
					12,846	12,816	6.2%
Air Freight & Logistics
Capstone Acquisition Holdings, Inc.	First Lien Term Loan	S + 4.50%	11/12/2029	4,629	4,557	4,629		7
Capstone Acquisition Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	11/12/2029	—	(2)	—		21
Seko Global Logistics Network, LLC	First Lien Term Loan, Last-out	S + 7.00% (includes 5.00% PIK)	5/27/2030	1,667	1,583	1,667		8
Zeppelin Holdco II, LP	First Lien Term Loan	S + 4.75%	8/2/2032	2,600	2,574	2,574		9
Zeppelin Holdco II, LP	First Lien Delayed Draw Term Loan	S + 4.75%	8/2/2032	—	(4)	(8)		21
Zeppelin Holdco II, LP	First Lien Revolver	S + 4.75%	8/2/2032	41	40	39		7,21
					8,748	8,901	4.3%
Chemicals
ASP Meteor Acquisition Co LLC	First Lien Term Loan	S + 6.00%	9/1/2029	2,513	2,427	2,488		8
ASP Meteor Acquisition Co LLC	First Lien Delayed Draw Term Loan	S + 6.00%	9/1/2029	1,269	1,226	1,256		8
Aurora Plastics, LLC	First Lien Term Loan	S + 4.75%	8/12/2030	2,643	2,541	2,616		7
Aurora Plastics, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	8/12/2030	1,007	944	997		7
Aurora Plastics, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	8/12/2030	—	(1)	(1)		21
					7,137	7,356	3.5%
Commercial Services & Supplies
Firebird Acquisition Corp, Inc	First Lien Term Loan	S + 5.00% (includes 2.75% PIK)	2/2/2032	4,287	4,267	4,287		8
Firebird Acquisition Corp, Inc	First Lien Delayed Draw Term Loan	S + 4.50%	2/2/2032	385	379	386		8,21
Firebird Acquisition Corp, Inc	First Lien Revolver	S + 4.50%	2/2/2032	—	(1)	—		21
Geo TopCo Corporation	First Lien Term Loan	S + 4.50%	10/15/2031	7,134	7,070	7,134		9
Geo TopCo Corporation	First Lien Delayed Draw Term Loan	S + 4.50%	10/15/2031	1,295	1,277	1,295		8,21
Geo TopCo Corporation	First Lien Revolver	S + 4.50%	10/15/2031	33	31	32		8,21
Hercules Borrower LLC	First Lien Term Loan	S + 4.75%	12/15/2028	1,400	1,387	1,386		8
Hercules Borrower LLC	First Lien Delayed Draw Term Loan	S + 4.75%	12/15/2028	—	(10)	(21)		21
Hercules Borrower LLC	First Lien Delayed Draw Term Loan	S + 4.75%	12/15/2028	—	(10)	(21)		21
The Hiller Companies, LLC	First Lien Term Loan	S + 5.00%	6/20/2030	2,294	2,275	2,294		8
The Hiller Companies, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	6/20/2030	591	585	590		16,21
The Hiller Companies, LLC	First Lien Revolver	S + 5.00%	6/20/2030	—	(1)	—		21
NRO Holdings III Corp.	First Lien Term Loan	S + 5.25%	7/15/2031	188	185	186		8
NRO Holdings III Corp.	First Lien Delayed Draw Term Loan	S + 5.25%	7/15/2031	5	5	5		8,21
NRO Holdings III Corp.	First Lien Revolver	S + 5.25%	7/15/2030	14	13	13		7,21
Populous Global II, LLC	First Lien Term Loan	S + 5.00%	4/12/2032	6,793	6,729	6,726		8
Populous Global II, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	4/12/2032	—	(3)	(6)		21
Populous Global II, LLC	First Lien Revolver	S + 5.00%	4/11/2031	—	(1)	(1)		21
					24,177	24,285	11.7%

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Schedule of Investments (Unaudited) - Continued

September 30, 2025

(In thousands, except for unit and per unit data)

Portfolio Company (5)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Member’s Capital	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Diversified Consumer Services
Any Hour LLC	First Lien Term Loan	S + 5.25%	5/23/2030	$6,777	$6,694	$6,676		8
Any Hour LLC	First Lien Delayed Draw Term Loan	S + 5.25%	5/23/2030	192	178	162		8,21
Any Hour LLC	First Lien Revolver	S + 5.25%	5/23/2030	89	87	87		8,21
Apex Service Partners, LLC	First Lien Term Loan	S + 5.00%	10/24/2030	1,884	1,867	1,870		8
Apex Service Partners, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	10/24/2030	3,136	3,098	3,094		8,21
Barbri Holdings, Inc.	First Lien Term Loan	S + 5.00%	4/30/2030	8,016	7,980	7,995		8
KL Stockton Intermediate II, LLC	First Lien Term Loan	13.00% PIK	5/23/2031	352	347	350
National Express Wash Parent Intermediate Holdco, LLC	First Lien Term Loan	S + 5.00%	7/16/2029	1,677	1,662	1,660		8
National Express Wash Parent Intermediate Holdco, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	7/16/2029	1,259	1,236	1,220		9,21
National Express Wash Parent Intermediate Holdco, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	7/16/2029	1,118	1,118	1,107		8
National Express Wash Parent Intermediate Holdco, LLC	First Lien Revolver	S + 5.00%	7/16/2029	67	66	66		21
Redwood Services, LP	First Lien Term Loan	S + 4.75%	6/16/2032	3,069	$3,040	$3,039		8
Redwood Services, LP	First Lien Delayed Draw Term Loan	S + 4.75%	6/16/2032	—	(5)	(10)		21
Redwood Services, LP	First Lien Revolver	S + 4.75%	6/16/2032	—	(1)	(1)		21
Spotless Brands, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	7/25/2028	—	(12)	(25)		21
Wrench Group, LLC	First Lien Term Loan	S + 4.75%	9/3/2032	5,741	5,684	5,684		8
Wrench Group, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	9/3/2032	—	(4)	(8)		21
Wrench Group, LLC	First Lien Revolver	S + 4.75%	9/3/2031	—	(1)	(1)		21
					33,034	32,965	15.9%
Electrical Equipment
Trystar, LLC	First Lien Term Loan	S + 4.25%	8/6/2031	5,109	5,064	5,109		8
Trystar, LLC	First Lien Term Loan	S + 4.25%	8/6/2031	2,044	2,026	2,044		8
Trystar, LLC	First Lien Delayed Draw Term Loan	S + 4.25%	8/6/2031	599	585	599		8,21
Trystar, LLC	First Lien Revolver	S + 4.50%	8/6/2031	—	(1)	—		21
Wildcat Topco, Inc	First Lien Term Loan	S + 4.75%	11/17/2031	5,892	5,838	5,892		7
Wildcat Topco, Inc	First Lien Delayed Draw Term Loan	S + 5.00%	11/17/2031	—	(5)	—		21
Wildcat Topco, Inc	First Lien Revolver	P + 3.75%	11/17/2031	4	3	4		15,21
					13,510	13,648	6.6%
Electronic Equipment, Instruments & Components
Dwyer Instruments, LLC	First Lien Term Loan	S + 4.75%	7/20/2029	882	873	882		8
Dwyer Instruments, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	7/20/2029	2,089	2,069	2,090		8
Dwyer Instruments, LLC	First Lien Term Loan	S + 4.75%	7/20/2029	2,774	2,737	2,774		8
Dwyer Instruments, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	7/20/2029	3,250	3,202	3,250		8
Dwyer Instruments, LLC	First Lien Term Loan	S + 4.75%	7/20/2029	1,229	1,219	1,229		8
Dwyer Instruments, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	7/20/2029	—	(1)	—		21
Dwyer Instruments, LLC	First Lien Revolver	S + 4.75%	7/20/2029	12	11	12		8,21
					10,110	10,237	4.9%
Financial Services
Arax Midco, LLC	First Lien Term Loan	S + 5.00%	4/11/2029	1,773	1,756	1,764		7
Arax Midco, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	4/11/2029	143	128	127		8,21
SitusAMC Holdings Corporation	First Lien Term Loan	S + 5.50%	5/14/2031	9,509	9,462	9,462		8
					11,346	11,353	5.5%
Food Products
Les Aliments Multibar Inc.	First Lien Term Loan	S + 5.75%	4/17/2031	80	79	80		8,20
Nellson Nutraceutical, LLC	First Lien Term Loan	S + 5.75%	4/17/2031	1,165	1,149	1,165		8
Nellson Nutraceutical, LLC	First Lien Delayed Draw Term Loan	S + 5.75%	4/17/2031	—	(1)	—		21
Nellson Nutraceutical, LLC	First Lien Revolver	S + 5.75%	4/17/2031	11	10	11		8,21
					1,237	1,256	0.6%
Health Care Equipment & Supplies
Perkinelmer U.S. LLC	First Lien Term Loan	S + 4.75%	3/13/2029	6,572	6,406	6,571		7
Perkinelmer U.S. LLC	First Lien Delayed Draw Term Loan	S + 4.75%	3/13/2029	1,843	1,821	1,843		7

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Schedule of Investments (Unaudited) - Continued

September 30, 2025

(In thousands, except for unit and per unit data)

Portfolio Company (5)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Member’s Capital	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Health Care Equipment & Supplies, continued
Spruce Bidco II Inc.	First Lien Term Loan	C + 5.00%	2/2/2032	CAD 195	132	140		10
Spruce Bidco II Inc.	First Lien Term Loan	S + 5.00%	2/2/2032	$8,057	$7,945	$7,997		9
Spruce Bidco II Inc.	First Lien Term Loan	T + 5.25%	2/2/2032	JPY 20,797	133	141		11
Spruce Bidco II Inc.	First Lien Revolver	S + 5.00%	2/2/2032	—	(2)	(1)		21
					16,435	16,691	8.1%
Health Care Providers & Services
AB Centers Acquisition Corporation	First Lien Term Loan	S + 5.25%	7/2/2031	7,815	7,713	7,756		7
AB Centers Acquisition Corporation	First Lien Delayed Draw Term Loan	S + 5.25%	7/2/2031	513	500	502		7,21
AB Centers Acquisition Corporation	First Lien Revolver	S + 5.25%	7/2/2031	—	(2)	(1)		21
AB Centers Acquisition Corporation	First Lien Term Loan	S + 5.25%	7/2/2031	1,138	1,132	1,129		7
Coding Solutions Acquisition, Inc.	First Lien Term Loan	S + 5.00%	8/7/2031	10,689	10,577	10,556		7
Coding Solutions Acquisition, Inc.	First Lien Delayed Draw Term Loan	S + 5.00%	8/7/2031	—	(2)	(5)		21
Coding Solutions Acquisition, Inc.	First Lien Revolver	S + 5.00%	8/7/2031	—	(2)	(2)		21
Petvet Care Centers, LLC	First Lien Term Loan	S + 6.00%	11/15/2030	9,580	9,425	8,981		7
Petvet Care Centers, LLC	First Lien Delayed Draw Term Loan	S + 6.00%	11/15/2030	—	(9)	(79)		21
Petvet Care Centers, LLC	First Lien Revolver	S + 6.00%	11/15/2029	—	(3)	(10)		21
PPV Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	S + 5.25%	8/31/2029	2,741	2,701	2,741		8,21
Quantum Health, Inc.	First Lien Term Loan	S + 4.75%	12/22/2027	4,513	4,473	4,468		18
RCP Nats Purchaser, LLC	First Lien Term Loan	S + 5.00%	3/19/2032	1,168	1,157	1,168		8
RCP Nats Purchaser, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	3/19/2032	—	(1)	—		21
RCP Nats Purchaser, LLC	First Lien Revolver	S + 5.00%	3/19/2032	—	—	—		21
Solis Mammography Buyer, Inc.	First Lien Term Loan	S + 5.00%	5/31/2032	4,081	4,023	4,061		8
Solis Mammography Buyer, Inc.	First Lien Delayed Draw Term Loan	S + 5.00%	5/31/2032	—	(4)	(3)		21
Solis Mammography Buyer, Inc.	First Lien Revolver	S + 5.00%	5/29/2030	—	(1)	—		21
USHV Management, LLC	First Lien Term Loan	S + 5.00%	9/8/2032	2,140	2,119	2,119		8
USHV Management, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	9/8/2032	—	(4)	(7)		21
USHV Management, LLC	First Lien Revolver	S + 5.00%	9/8/2031	—	(1)	(1)		21
Vital Care Buyer, LLC	First Lien Term Loan	S + 4.50%	7/30/2031	2,794	2,770	2,794		8
Vital Care Buyer, LLC	First Lien Revolver	S + 4.50%	7/30/2031	—	(1)	—		21
					46,560	46,167	22.3%
Health Care Technology
AGS Health BCP Holdings, Inc	First Lien Term Loan	S + 4.50%	8/2/2032	2,583	2,577	2,577		8
AGS Health BCP Holdings, Inc	First Lien Delayed Draw Term Loan	S + 4.50%	8/2/2032	—	(1)	(2)		21
AGS Health BCP Holdings, Inc	First Lien Revolver	S + 4.50%	8/2/2032	—	—	—		21
AGS Health BCP LLC	First Lien Term Loan	S + 4.50%	8/2/2032	1,357	1,354	1,354		8
AGS Health BCP LLC	First Lien Delayed Draw Term Loan	S + 4.50%	8/2/2032	—	(1)	(1)		21
AGS Health BCP LLC	First Lien Revolver	S + 4.50%	8/2/2032	—	—	—		21
Brilliance Technologies, Inc.	First Lien Term Loan	S + 4.50%	3/11/2032	3,269	3,254	3,261		7
Brilliance Technologies, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	3/11/2032	5,231	5,206	5,218		7
Brilliance Technologies, Inc.	First Lien Revolver	S + 4.50%	3/11/2032	—	—	—		21
DeLorean Purchaser, Inc.	First Lien Term Loan	S + 4.75%	12/16/2031	6,960	6,864	6,925		8
DeLorean Purchaser, Inc.	First Lien Revolver	S + 4.75%	12/16/2031	—	(2)	(1)		21
Kona Buyer, LLC	First Lien Term Loan	S + 4.50%	7/23/2031	5,200	5,154	5,173		8
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	7/23/2031	305	302	303		8
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	7/23/2031	86	85	85		8
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	7/23/2031	—	—	(9)		21
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	7/23/2031	—	—	(3)		21
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	7/23/2031	—	—	(5)		21
Kona Buyer, LLC	First Lien Revolver	S + 4.50%	7/23/2031	—	—	—		21
Kona Buyer, LLC	First Lien Revolver	S + 4.50%	7/23/2031	—	(1)	(1)		21
VaxCare Intermediate II LLC	First Lien Term Loan	S + 4.50%	6/17/2032	3,440	3,407	3,406		8

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Schedule of Investments (Unaudited) - Continued

September 30, 2025

(In thousands, except for unit and per unit data)

Portfolio Company (5)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Member’s Capital	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Health Care Technology, continued
VaxCare Intermediate II LLC	First Lien Revolver	S + 4.50%	6/17/2032	$—	$(1)	$(1)		21
					28,197	28,279	13.6%

Hotels, Restaurants & Leisure
Cooper's Hawk Intermediate Holding,LLC	First Lien Term Loan	S + 5.50%	7/29/2031	4,637	4,569	4,579		8
Cooper's Hawk Intermediate Holding,LLC	First Lien Delayed Draw Term Loan	S + 5.50%	7/29/2031	—	(6)	(12)		21
Cooper's Hawk Intermediate Holding,LLC	First Lien Revolver	S + 5.50%	7/29/2031	—	(2)	(2)		21
					4,561	4,565	2.2%
Insurance
Galway Borrower LLC	First Lien Term Loan	S + 4.50%	9/29/2028	5,009	4,971	5,009		8
Galway Borrower LLC	First Lien Delayed Draw Term Loan	S + 4.50%	9/29/2028	1,126	1,098	1,126		8,21
Galway Borrower LLC	First Lien Delayed Draw Term Loan	S + 4.50%	9/29/2028	94	93	94		8
Galway Borrower LLC	First Lien Revolver	S + 4.50%	9/29/2028	32	31	32		8,21
Higginbotham Insurance Agency, Inc.	First Lien Term Loan	S + 4.50%	11/24/2028	4,438	4,338	4,427		7
Higginbotham Insurance Agency, Inc.	First Lien Delayed Draw Term Loan	S + 4.75%	11/24/2028	3,296	3,261	3,296		7,21
Integrity Marketing Acquisition, LLC	First Lien Term Loan	S + 5.00%	8/25/2028	6,721	6,669	6,721		8
Integrity Marketing Acquisition, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	8/25/2028	—	(5)	—		21
Integrity Marketing Acquisition, LLC	First Lien Revolver	S + 5.00%	8/25/2028	—	(1)	—		21
Koala Investment Holdings, Inc.	First Lien Term Loan	S + 4.50%	8/30/2032	4,029	3,989	3,989		8
Koala Investment Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	8/30/2032	—	(4)	(8)		21
Koala Investment Holdings, Inc.	First Lien Revolver	S + 4.50%	8/30/2032	—	(1)	(1)		21
SG Acquisition, Inc.	First Lien Term Loan	S + 4.75%	4/3/2030	10,751	10,730	10,751		8
SG Acquisition, Inc.	First Lien Revolver	S + 4.75%	4/3/2030	—	(1)	—		21
World Insurance Associates, LLC	First Lien Term Loan	S + 5.00%	4/3/2030	4,028	4,028	4,028		8
World Insurance Associates, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	4/3/2030	410	405	410		8,21
World Insurance Associates, LLC	First Lien Revolver	S + 5.00%	4/3/2030	—	—	—		21
					39,601	39,874	19.2%
IT Services
Redwood Services Group, LLC	First Lien Term Loan	S + 5.25%	6/15/2029	5,546	5,443	5,546		8
Redwood Services Group, LLC	First Lien Delayed Draw Term Loan	S + 5.25%	6/15/2029	1,367	1,342	1,367		8
Redwood Services Group, LLC	First Lien Delayed Draw Term Loan	S + 5.25%	6/15/2029	4,545	4,476	4,545		8
Saturn Borrower Inc	First Lien Term Loan	S + 6.00%	11/10/2028	1,965	1,940	1,955		8
Saturn Borrower Inc	First Lien Delayed Draw Term Loan	S + 6.00%	11/10/2028	—	(4)	(3)		21
Saturn Borrower Inc	First Lien Revolver	S + 6.00%	11/10/2028	32	31	32		7,21
Tau Buyer, LLC	First Lien Term Loan	S + 4.75%	2/2/2032	4,994	4,948	4,994		8
Tau Buyer, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	2/2/2032	738	726	738		8,21
Tau Buyer, LLC	First Lien Revolver	S + 4.75%	2/2/2032	14	13	14		8,21
Victors Purchaser, LLC	First Lien Term Loan	S + 4.75%	8/15/2031	7,987	7,917	7,987		8
Victors Purchaser, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	8/15/2031	413	403	413		8,21
Victors Purchaser, LLC	First Lien Revolver	S + 4.75%	8/15/2031	—	(1)	—		21
					27,234	27,588	13.3%
Life Sciences Tools & Services
Advarra Holdings, Inc	First Lien Term Loan	S + 4.50%	9/15/2031	9,656	9,613	9,656		7
Advarra Holdings, Inc	First Lien Delayed Draw Term Loan	S + 4.50%	9/15/2031	—	(1)	—		21
Packaging Coordinators Midco, Inc.	First Lien Term Loan	S + 4.75%	1/22/2032	4,724	4,713	4,724		8
Packaging Coordinators Midco, Inc.	First Lien Delayed Draw Term Loan	S + 4.75%	1/22/2032	—	—	—		21
Packaging Coordinators Midco, Inc.	First Lien Delayed Draw Term Loan	S + 4.75%	1/22/2032	—	—	—		21
Packaging Coordinators Midco, Inc.	First Lien Revolver	S + 4.75%	1/22/2032	—	—	—		21
Titan Luxco I SARL	First Lien Term Loan	S + 5.00%	6/14/2032	2,747	2,721	2,720		9
Titan Luxco I SARL	First Lien Term Loan	E + 5.00%	6/14/2032	€101	116	117		14
Titan Luxco I SARL	First Lien Delayed Draw Term Loan	S + 5.00%	6/14/2032	—	(4)	(8)		21
Titan Luxco I SARL	First Lien Revolver	S + 5.00%	6/12/2031	29	28	28		8,21
Titan Luxco I SARL	First Lien Revolver	E + 5.00%	6/12/2031	€14	13	13		13,21
					17,199	17,250	8.3%

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Schedule of Investments (Unaudited) - Continued

September 30, 2025

(In thousands, except for unit and per unit data)

Portfolio Company (5)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Member’s Capital	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Machinery
Harvey Tool Company, LLC	First Lien Term Loan	S + 4.75%	8/6/2032	$5,925	$5,926	$5,925		7
Harvey Tool Company, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	8/6/2032	—	(15)	—		21
Harvey Tool Company, LLC	First Lien Revolver	S + 4.75%	8/6/2032	—	(2)	—		21
					5,909	5,925	2.9%
Media
Real Chemistry Intermediate III, Inc.	First Lien Term Loan	S + 4.50%	4/12/2032	5,151	5,127	5,151		8
Real Chemistry Intermediate III, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	4/12/2032	881	874	881		21
Real Chemistry Intermediate III, Inc.	First Lien Revolver	S + 4.50%	4/12/2032	—	(1)	—		21
Swoop Intermediate III, Inc.	First Lien Term Loan	S + 4.50%	4/12/2032	2,908	2,894	2,893		7
Swoop Intermediate III, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	4/12/2032	—	(4)	(10)		21
Swoop Intermediate III, Inc.	First Lien Revolver	S + 4.50%	4/12/2032	—	(1)	(1)		21
					8,889	8,914	4.3%
Pharmaceuticals, Biotechnology & Life Sciences
Falcon Parent Holdings, Inc.	First Lien Term Loan	S + 5.00%	11/6/2031	1,086	1,072	1,075		8
Falcon Parent Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 5.00%	11/6/2031	—	—	(6)		21
					1,072	1,069	0.5%
Professional Services
AVSC Holding Corp.	First Lien Term Loan	S + 5.00%	12/5/2031	6,961	6,833	6,891		7
AVSC Holding Corp.	First Lien Revolver	S + 5.00%	12/5/2029	—	(2)	(1)		21
Carr, Riggs and Ingram Capital, LLC	First Lien Term Loan	S + 4.25%	11/18/2031	3,420	3,388	3,419		8
Carr, Riggs and Ingram Capital, LLC	First Lien Delayed Draw Term Loan	S + 4.25%	11/18/2031	368	358	368		8,21
Carr, Riggs and Ingram Capital, LLC	First Lien Revolver	S + 4.25%	11/18/2031	—	(1)	—		21
Chartwell Cumming Holding Corporation	First Lien Term Loan	S + 4.75%	11/16/2029	6,652	6,493	6,618		7
Chartwell Cumming Holding Corporation	First Lien Term Loan	S + 4.75%	11/16/2029	221	219	220		7
Chartwell Cumming Holding Corporation	First Lien Delayed Draw Term Loan	S + 4.75%	11/16/2029	442	431	440		7
Chartwell Cumming Holding Corporation	First Lien Delayed Draw Term Loan	S + 4.75%	11/16/2029	—	(1)	(1)		21
Chartwell Cumming Holding Corporation	First Lien Revolver	S + 4.75%	11/16/2029	1	1	1		7,21
Deerfield Dakota Holding, LLC	First Lien Term Loan	S + 5.75% (includes 2.75% PIK)	9/13/2032	9,528	9,433	9,433		8
Deerfield Dakota Holding, LLC	First Lien Revolver	S + 5.25%	9/13/2032	—	(1)	(1)		21
Denali Intermediate Holdings Inc	First Lien Term Loan	S + 5.50%	8/26/2032	5,592	5,537	5,537		7
Denali Intermediate Holdings Inc	First Lien Revolver	S + 5.50%	8/26/2032	—	(1)	(1)		21
Denali Topco LLC	First Lien Term Loan	S + 4.75%	8/26/2032	2,778	2,751	2,751		7
Denali Topco LLC	First Lien Delayed Draw Term Loan	S + 4.75%	8/26/2032	—	(4)	(8)		21
Denali Topco LLC	First Lien Revolver	S + 4.75%	8/26/2032	—	(1)	(1)		21
Eclipse Buyer, Inc.	First Lien Term Loan	S + 4.50%	9/5/2031	5,207	5,161	5,207		7
Eclipse Buyer, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	9/5/2031	—	(4)	—		21
Eclipse Buyer, Inc.	First Lien Revolver	S + 4.50%	9/5/2031	—	(1)	—		21
Foreside Financial Group, LLC	First Lien Term Loan	S + 5.25%	9/30/2027	647	634	644		8
Foreside Financial Group, LLC	First Lien Delayed Draw Term Loan	S + 5.25%	9/30/2027	115	108	110		8,21
IG Investments Holdings, LLC	First Lien Term Loan	S + 5.00%	9/22/2028	5,816	5,744	5,802		8
IG Investments Holdings, LLC	First Lien Revolver	S + 5.00%	9/22/2028	—	(1)	(1)		21
IRI Group Holdings, Inc.	First Lien Term Loan	S + 4.50%	12/1/2029	7,143	7,005	7,143		7
IRI Group Holdings, Inc.	First Lien Revolver	S + 4.50%	12/1/2028	—	(1)	—		21
					54,078	54,570	26.3%
Real Estate Management & Development
Atlas US Finco, Inc.	First Lien Term Loan	S + 5.00%	12/10/2029	5,166	5,141	5,152		8
Atlas US Finco, Inc.	First Lien Revolver	S + 5.00%	12/11/2028	—	(1)	—		21
					5,140	5,152	2.5%
Software
Aptean, Inc	First Lien Term Loan	S + 4.75%	1/30/2031	7,694	7,647	7,693		8
Aptean, Inc.	First Lien Delayed Draw Term Loan	S + 4.75%	1/30/2031	—	(1)	—		21
Aptean, Inc.	First Lien Revolver	S + 4.75%	1/30/2031	20	19	20		8,21
Bluefin Holding, LLC	First Lien Term Loan	S + 4.50%	9/12/2029	718	716	716		8
Bluefin Holding, LLC	First Lien Revolver	S + 4.50%	9/12/2029	—	—	—		21

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Schedule of Investments (Unaudited) - Continued

September 30, 2025

(In thousands, except for unit and per unit data)

Portfolio Company (5)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Member’s Capital	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Software, continued
Brave Parent Holdings, Inc.	First Lien Term Loan	S + 5.00%	11/29/2030	$9,294	$9,219	$9,294		7
Brave Parent Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 5.00%	11/29/2030	613	605	613		7
Brave Parent Holdings, Inc.	First Lien Revolver	S + 5.00%	11/29/2030	—	(1)	—		21
CB Buyer, Inc.	First Lien Term Loan	S + 5.25%	7/1/2031	7,433	7,368	7,433		8
CB Buyer, Inc.	First Lien Delayed Draw Term Loan	S + 5.25%	7/1/2031	81	75	81		8,21
CB Buyer, Inc.	First Lien Revolver	S + 5.25%	7/1/2031	—	(1)	—		21
Enverus Holdings, Inc.	First Lien Term Loan	S + 5.50%	12/24/2029	7,622	7,534	7,622		7
Enverus Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 5.50%	12/24/2029	—	—	—		21
Enverus Holdings, Inc.	First Lien Revolver	S + 5.50%	12/24/2029	6	4	6		7,21
Flexera Software LLC	First Lien Term Loan	S + 4.75%	8/16/2032	7,042	7,025	7,025		8
Flexera Software LLC	First Lien Term Loan	E + 4.75%	8/16/2032	€98	114	114		12
Flexera Software LLC	First Lien Revolver	S + 4.75%	8/16/2032	—	—	—		21
GS AcquisitionCo, Inc.	First Lien Term Loan	S + 5.25%	5/25/2028	2,150	2,142	2,139		8
GS AcquisitionCo, Inc.	First Lien Delayed Draw Term Loan	S + 5.25%	5/25/2028	—	(9)	(20)		21
GS AcquisitionCo, Inc.	First Lien Delayed Draw Term Loan	S + 5.25%	5/25/2028	398	396	393		8,21
GS AcquisitionCo, Inc.	First Lien Revolver	S + 5.25%	5/25/2028	49	49	49		8,21
InhabitIQ, Inc.	First Lien Term Loan	S + 4.50%	1/12/2032	4,378	4,358	4,378		7
InhabitIQ, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	1/12/2032	—	(3)	—		21
InhabitIQ, Inc.	First Lien Revolver	S + 4.50%	1/12/2032	—	—	—		21
Lobos Parent, Inc.	First Lien Term Loan	S + 4.50%	9/27/2032	3,646	3,623	3,619		8
Lobos Parent, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	9/27/2032	—	(3)	(6)		21
Lobos Parent, Inc.	First Lien Revolver	S + 4.50%	9/26/2031	—	(1)	(1)		21
Lobos Parent, Inc.	First Lien Revolver	S + 4.50%	9/26/2031	—	—	—		21
Netwrix Corporation	First Lien Term Loan	S + 4.75%	6/11/2029	7,671	7,470	7,670		8
Netwrix Corporation	First Lien Delayed Draw Term Loan	S + 4.75%	6/11/2029	18	18	18		8,21
Rally Buyer, Inc.	First Lien Term Loan	S + 6.25% (includes 3.50% PIK)	7/19/2028	5,474	5,421	5,146		8
Rally Buyer, Inc.	First Lien Delayed Draw Term Loan	S + 6.25% (includes 3.50% PIK)	7/19/2028	1,252	1,237	1,176		8
Sapphire Software Buyer, Inc.	First Lien Term Loan	S + 5.00%	9/30/2031	9,172	9,092	9,172		9
Sapphire Software Buyer, Inc.	First Lien Revolver	S + 5.00%	9/30/2031	—	(1)	—		21
Syndigo LLC	First Lien Term Loan	S + 5.00%	9/2/2032	5,455	5,401	5,401		8
Syndigo LLC	First Lien Revolver	S + 5.00%	9/2/2032	—	(1)	(1)		21
Vacation Rental Brands, LLC	First Lien Term Loan	S + 5.25%	5/6/2032	5,743	5,688	5,743		8
Vacation Rental Brands, LLC	First Lien Delayed Draw Term Loan	S + 5.25%	5/6/2032	—	(2)	—		21
Vacation Rental Brands, LLC	First Lien Revolver	S + 5.25%	5/6/2031	—	(1)	—		21
					85,197	85,493	41.3%
Trading Companies & Distributors
Blackbird Purchaser, Inc.	First Lien Term Loan	S + 5.50%	12/19/2030	9,872	9,711	9,871		8
Blackbird Purchaser, Inc.	First Lien Delayed Draw Term Loan	S + 5.50%	12/19/2030	1,159	1,128	1,159		8,21
Blackbird Purchaser, Inc.	First Lien Revolver	S + 5.50%	12/19/2029	107	104	107		8,21
PT Intermediate Holdings III, LLC	First Lien Term Loan	S + 5.00% (includes 1.75% PIK)	4/9/2030	8,582	8,566	8,582		8
PT Intermediate Holdings III, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	4/9/2030	—	—	—		21
Vessco Midco Holdings, LLC	First Lien Term Loan	S + 4.75%	7/24/2031	5,408	5,361	5,408		19
Vessco Midco Holdings, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	7/24/2031	980	967	980		17,21
Vessco Midco Holdings, LLC	First Lien Revolver	S + 4.75%	7/24/2031	—	(1)	—		21
					25,836	26,107	12.6%
Total non-controlled-non-affiliated Portfolio Company debt investments (6)					488,053	490,461	236.6%

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Schedule of Investments (Unaudited) - Continued

September 30, 2025

(In thousands, except for unit and per unit data)

Portfolio Company (5)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Member’s Capital	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
Equity Investments
Preferred Stock
Professional Services
Eclipse Topco, Inc.	Preferred Stock			28	$303	$315
					303	315
Common Stock
Air Freight & Logistics
Red Griffin TopCo, LLC	Common Stock			764	3,694	975
					3,694	975
L.P. Interests
Commercial Services & Supplies
Firebird Co-Invest L.P.	L.P. Interest			—	160	172
Firebird Co-Invest L.P.	L.P. Interest			—	—	1
					160	173
Total non-controlled-non-affiliated Portfolio Company equity investments					4,157	1,463	0.7%
Total non-controlled-non-affiliated Portfolio Company investments					$492,210	$491,924	237.3%
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
(4)
Unless otherwise indicated, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company. As of September 30, 2025, all of the Company’s investments were non-controlled, non-affiliated.
(5)
Unless otherwise indicated, issuers of debt and equity investments held by the Company are domiciled in the United States.
(6)
All funded debt investments are income producing. As of September 30, 2025, there were no investments on non-accrual.
(7)
The interest rate on these loans is subject to 1-month SOFR, which as of September 30, 2025 was 4.13%.
(8)
The interest rate on these loans is subject to 3-month SOFR, which as of September 30, 2025 was 3.98%.
(9)
The interest rate on these loans is subject to 6-month SOFR, which as of September 30, 2025 was 3.85%.
(10)
The interest rate on these loans is subject to 3-month CORRA, which as of September 30, 2025 was 2.46%.
(11)
The interest rate on these loans is subject to the floor which as of September 30, 2025 was 0.75%.
(12)
The interest rate on these loans is subject to 1-month EURIBOR, which as of September 30, 2025 was 1.93%.
(13)
The interest rate on these loans is subject to 3-month EURIBOR, which as of September 30, 2025 was 2.03%.
(14)
The interest rate on these loans is subject to 6-month EURIBOR, which as of September 30, 2025 was 2.10%.
(15)
The interest rate on these loans is subject to U.S. Prime Rate, which as of September 30, 2025 was 7.25%.
(16)
The interest rate on $0.3 million of principal loans is subject to 1-month SOFR, which as of September 30, 2025 was 4.13% and the interest rate on $0.3 million of principal loans is subject to 3-month SOFR, which as of September 30, 2025 was 3.98%.
(17)
The interest rate on $0.5 million of principal loans is subject to 1-month SOFR, which as of September 30, 2025 was 4.13% and the interest rate on $0.5 million of principal loans is subject to 6-month SOFR, which as of September 30, 2025 was 3.85%.
(18)
The interest rate on $1.5 million of principal loans is subject to 1-month SOFR, which as of September 30, 2025 was 4.13% and the interest rate on $3.0 million of principal loans is subject to 3-month SOFR, which as of September 30, 2025 was 3.98%.
(19)
The interest rate on $3.2 million of principal loans is subject to 1-month SOFR, which as of September 30, 2025 was 4.13% and the interest rate on $2.2 million of principal loans is subject to 6-month SOFR, which as of September 30, 2025 was 3.85%.
(20)
The issuer of this investment is domiciled in Canada.
(21)
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

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Schedule of Investments (Unaudited) - Continued

September 30, 2025

(In thousands, except for unit and per unit data)

The following table is a listing of the Company’s unfunded commitments as of September 30, 2025:

Portfolio Company	Investment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value (3)
AB Centers Acquisition Corporation	First Lien Delayed Draw Term Loan	7/2/2026	$915	$(7)
AB Centers Acquisition Corporation	First Lien Revolver	7/2/2031	145	(1)
Advarra Holdings, Inc	First Lien Delayed Draw Term Loan	9/14/2026	491	—
AGS Health BCP Holdings, Inc	First Lien Delayed Draw Term Loan	8/2/2027	876	(2)
AGS Health BCP Holdings, Inc	First Lien Revolver	8/2/2032	71	—
AGS Health BCP LLC	First Lien Delayed Draw Term Loan	8/2/2027	482	(1)
AGS Health BCP LLC	First Lien Revolver	8/2/2032	41	—
Any Hour LLC	First Lien Delayed Draw Term Loan	5/23/2026	1,809	(27)
Any Hour LLC	First Lien Revolver	5/23/2030	59	(1)
Apex Service Partners, LLC	First Lien Delayed Draw Term Loan	4/29/2027	2,393	(18)
Aptean, Inc.	First Lien Delayed Draw Term Loan	2/15/2027	235	—
Aptean, Inc.	First Lien Revolver	1/30/2031	186	—
Arax Midco, LLC	First Lien Delayed Draw Term Loan	11/30/2026	2,891	(15)
Atlas US Finco, Inc.	First Lien Revolver	12/11/2028	122	—
Aurora Plastics, LLC	First Lien Delayed Draw Term Loan	4/12/2027	117	(1)
AVSC Holding Corp.	First Lien Revolver	12/5/2029	140	(1)
Blackbird Purchaser, Inc.	First Lien Delayed Draw Term Loan	12/19/2025	810	—
Blackbird Purchaser, Inc.	First Lien Revolver	12/19/2029	46	—
Bluefin Holding, LLC	First Lien Revolver	9/12/2029	53	—
Brave Parent Holdings, Inc.	First Lien Revolver	11/29/2030	152	—
Brilliance Technologies, Inc.	First Lien Revolver	3/11/2032	94	—
Capstone Acquisition Holdings, Inc.	First Lien Delayed Draw Term Loan	8/28/2026	729	—
Carr, Riggs and Ingram Capital, LLC	First Lien Delayed Draw Term Loan	11/18/2026	1,374	—
Carr, Riggs and Ingram Capital, LLC	First Lien Revolver	11/18/2031	93	—
CB Buyer, Inc.	First Lien Delayed Draw Term Loan	7/1/2026	1,212	—
CB Buyer, Inc.	First Lien Revolver	7/1/2031	147	—
Chartwell Cumming Holding Corporation	First Lien Delayed Draw Term Loan	2/19/2027	256	(1)
Chartwell Cumming Holding Corporation	First Lien Revolver	11/16/2029	62	—
Coding Solutions Acquisition, Inc.	First Lien Delayed Draw Term Loan	8/7/2026	411	(5)
Coding Solutions Acquisition, Inc.	First Lien Revolver	8/7/2031	140	(2)
Cooper's Hawk Intermediate Holding,LLC	First Lien Delayed Draw Term Loan	7/29/2027	953	(12)
Cooper's Hawk Intermediate Holding,LLC	First Lien Revolver	7/29/2031	112	(2)
Deerfield Dakota Holding, LLC	First Lien Revolver	9/13/2032	106	(1)
DeLorean Purchaser, Inc.	First Lien Revolver	12/16/2031	130	(1)
Denali Intermediate Holdings Inc	First Lien Revolver	8/26/2032	112	(1)
Denali Topco LLC	First Lien Delayed Draw Term Loan	8/28/2028	817	(8)
Denali Topco LLC	First Lien Revolver	8/26/2032	112	(1)
Dwyer Instruments, LLC	First Lien Delayed Draw Term Loan	11/20/2026	161	—
Dwyer Instruments, LLC	First Lien Revolver	7/20/2029	138	—
Eclipse Buyer, Inc.	First Lien Delayed Draw Term Loan	9/6/2026	882	—
Eclipse Buyer, Inc.	First Lien Revolver	9/5/2031	140	—
Enverus Holdings, Inc.	First Lien Delayed Draw Term Loan	12/22/2025	99	—
Enverus Holdings, Inc.	First Lien Revolver	12/24/2029	146	—
Falcon Parent Holdings, Inc.	First Lien Delayed Draw Term Loan	8/16/2027	611	(6)
Firebird Acquisition Corp, Inc	First Lien Delayed Draw Term Loan	2/1/2027	2,107	—
Firebird Acquisition Corp, Inc	First Lien Revolver	2/2/2032	135	—
Firebird Co-Invest L.P.	L.P. Interest		8	1
Flexera Software LLC	First Lien Revolver	8/16/2032	112	—
Foreside Financial Group, LLC	First Lien Delayed Draw Term Loan	3/13/2026	871	(4)
Galway Borrower LLC	First Lien Delayed Draw Term Loan	2/6/2026	5,828	—
Galway Borrower LLC	First Lien Revolver	9/29/2028	120	—
Geo TopCo Corporation	First Lien Delayed Draw Term Loan	10/15/2026	1,347	—
Geo TopCo Corporation	First Lien Revolver	10/15/2031	107	—
GS AcquisitionCo, Inc.	First Lien Delayed Draw Term Loan	3/26/2026	672	(3)
GS AcquisitionCo, Inc.	First Lien Delayed Draw Term Loan	5/17/2027	4,087	(20)
GS AcquisitionCo, Inc.	First Lien Revolver	5/25/2028	98	(1)

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Schedule of Investments (Unaudited) - Continued

September 30, 2025

(In thousands, except for unit and per unit data)

Portfolio Company	Investment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value (3)
Harvey Tool Company, LLC	First Lien Delayed Draw Term Loan	8/6/2027	$2,664	$—
Harvey Tool Company, LLC	First Lien Revolver	8/6/2032	148	—
Hercules Borrower LLC	First Lien Delayed Draw Term Loan	7/16/2027	2,100	(21)
Hercules Borrower LLC	First Lien Delayed Draw Term Loan	12/16/2025	2,092	(21)
Higginbotham Insurance Agency, Inc.	First Lien Delayed Draw Term Loan	3/27/2026	2,461	—
The Hiller Companies, LLC	First Lien Delayed Draw Term Loan	6/22/2026	44	—
The Hiller Companies, LLC	First Lien Revolver	6/20/2030	148	—
IG Investments Holdings, LLC	First Lien Revolver	9/22/2028	70	(1)
InhabitIQ, Inc.	First Lien Delayed Draw Term Loan	1/11/2027	1,219	—
InhabitIQ, Inc.	First Lien Revolver	1/12/2032	79	—
Integrity Marketing Acquisition, LLC	First Lien Delayed Draw Term Loan	8/27/2026	1,539	—
Integrity Marketing Acquisition, LLC	First Lien Revolver	8/25/2028	139	—
IRI Group Holdings, Inc.	First Lien Revolver	12/1/2028	152	—
Koala Investment Holdings, Inc.	First Lien Delayed Draw Term Loan	2/29/2028	777	(8)
Koala Investment Holdings, Inc.	First Lien Revolver	8/30/2032	109	(1)
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	(1)	1,837	(9)
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	(1)	1,005	(5)
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	(1)	666	(3)
Kona Buyer, LLC	First Lien Revolver	7/23/2031	89	(1)
Kona Buyer, LLC	First Lien Revolver	7/23/2031	139	(1)
Lobos Parent, Inc.	First Lien Delayed Draw Term Loan	9/26/2028	884	(6)
Lobos Parent, Inc.	First Lien Revolver	9/26/2031	82	(1)
Lobos Parent, Inc.	First Lien Revolver	9/26/2031	37	—
National Express Wash Parent Intermediate Holdco, LLC	First Lien Delayed Draw Term Loan	3/31/2027	2,669	(27)
National Express Wash Parent Intermediate Holdco, LLC	First Lien Revolver	7/16/2029	67	(1)
Nellson Nutraceutical, LLC	First Lien Delayed Draw Term Loan	4/16/2027	91	—
Nellson Nutraceutical, LLC	First Lien Revolver	4/17/2031	69	—
Netwrix Corporation	First Lien Delayed Draw Term Loan	11/21/2025	364	—
NRO Holdings III Corp.	First Lien Delayed Draw Term Loan	1/15/2027	54	(1)
NRO Holdings III Corp.	First Lien Revolver	7/15/2030	14	—
Packaging Coordinators Midco, Inc.	First Lien Delayed Draw Term Loan	4/22/2026	1,995	—
Packaging Coordinators Midco, Inc.	First Lien Delayed Draw Term Loan	4/22/2026	135	—
Packaging Coordinators Midco, Inc.	First Lien Revolver	1/22/2032	135	—
Petvet Care Centers, LLC	First Lien Delayed Draw Term Loan	11/17/2025	1,272	(79)
Petvet Care Centers, LLC	First Lien Revolver	11/15/2029	152	(10)
Populous Global II, LLC	First Lien Delayed Draw Term Loan	4/12/2027	630	(6)
Populous Global II, LLC	First Lien Revolver	4/11/2031	124	(1)
PPV Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	8/7/2026	4,231	—
PPW Aero Buyer, Inc.	First Lien Delayed Draw Term Loan	9/30/2027	3,546	(36)
PPW Aero Buyer, Inc.	First Lien Revolver	9/30/2031	119	(1)
PT Intermediate Holdings III, LLC	First Lien Delayed Draw Term Loan	4/8/2026	503	—
RCP Nats Purchaser, LLC	First Lien Delayed Draw Term Loan	3/19/2027	233	—
RCP Nats Purchaser, LLC	First Lien Revolver	3/19/2032	19	—
Real Chemistry Intermediate III, Inc.	First Lien Delayed Draw Term Loan	10/11/2027	1,408	—
Real Chemistry Intermediate III, Inc.	First Lien Revolver	4/12/2032	124	—
Redwood Services, LP	First Lien Delayed Draw Term Loan	6/16/2027	969	(10)
Redwood Services, LP	First Lien Revolver	6/16/2032	114	(1)
Sapphire Software Buyer, Inc.	First Lien Revolver	9/30/2031	140	—
Saturn Borrower Inc	First Lien Delayed Draw Term Loan	1/25/2027	718	(3)
Saturn Borrower Inc	First Lien Revolver	11/10/2028	102	(1)
SG Acquisition, Inc.	First Lien Revolver	4/3/2030	152	—
Solis Mammography Buyer, Inc.	First Lien Delayed Draw Term Loan	5/31/2027	590	(3)
Solis Mammography Buyer, Inc.	First Lien Revolver	5/28/2030	78	—
Spotless Brands, LLC	First Lien Delayed Draw Term Loan	3/25/2027	3,342	(25)
Spruce Bidco II Inc.	First Lien Revolver	2/2/2032	135	(1)

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Schedule of Investments (Unaudited) - Continued

September 30, 2025

(In thousands, except for unit and per unit data)

Portfolio Company	Investment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value (3)
Swoop Intermediate III, Inc.	First Lien Delayed Draw Term Loan	10/11/2027	$2,052	$(10)
Swoop Intermediate III, Inc.	First Lien Revolver	4/12/2032	124	(1)
Syndigo LLC	First Lien Revolver	9/2/2032	109	(1)
Tau Buyer, LLC	First Lien Delayed Draw Term Loan	2/1/2027	999	—
Tau Buyer, LLC	First Lien Revolver	2/2/2032	120	—
Titan BW Borrower L.P.	First Lien Delayed Draw Term Loan	7/26/2027	421	(4)
Titan BW Borrower L.P.	First Lien Revolver	7/26/2032	112	(1)
Titan Luxco I SARL	First Lien Delayed Draw Term Loan	6/14/2027	777	(8)
Titan Luxco I SARL	First Lien Revolver	6/12/2031	21	—
Titan Luxco I SARL	First Lien Revolver	6/12/2031	51	(1)
Trystar, LLC	First Lien Delayed Draw Term Loan	9/10/2026	1,973	—
Trystar, LLC	First Lien Revolver	9/10/2031	140	—
USHV Management, LLC	First Lien Delayed Draw Term Loan	9/8/2027	660	(7)
USHV Management, LLC	First Lien Revolver	9/8/2031	109	(1)
Vacation Rental Brands, LLC	First Lien Delayed Draw Term Loan	5/6/2027	443	—
Vacation Rental Brands, LLC	First Lien Revolver	5/6/2031	123	—
VaxCare Intermediate II LLC	First Lien Revolver	6/17/2032	122	(1)
Vessco Midco Holdings, LLC	First Lien Delayed Draw Term Loan	7/24/2026	823	—
Vessco Midco Holdings, LLC	First Lien Revolver	7/24/2031	140	—
Victors Purchaser, LLC	First Lien Delayed Draw Term Loan	8/15/2026	1,500	—
Victors Purchaser, LLC	First Lien Revolver	8/15/2031	142	—
Vital Care Buyer, LLC	First Lien Revolver	7/30/2031	140	—
West Star Aviation Acquisition, LLC	First Lien Delayed Draw Term Loan	5/20/2027	1,481	(11)
West Star Aviation Acquisition, LLC	First Lien Revolver	5/20/2032	98	(1)
Wildcat Topco, Inc	First Lien Delayed Draw Term Loan	11/16/2026	1,060	—
Wildcat Topco, Inc	First Lien Revolver	11/15/2030	136	—
World Insurance Associates, LLC	First Lien Delayed Draw Term Loan	8/14/2026	1,510	—
World Insurance Associates, LLC	First Lien Revolver	4/3/2030	83	—
Wrench Group, LLC	First Lien Delayed Draw Term Loan	9/3/2027	783	(8)
Wrench Group, LLC	First Lien Revolver	9/3/2031	109	(1)
Zeppelin Holdco II, LP	First Lien Delayed Draw Term Loan	8/2/2027	796	(8)
Zeppelin Holdco II, LP	First Lien Revolver	8/2/2032	73	(1)
Total Unfunded Portfolio Company Commitments			$96,567	$(490)
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

The following table is a listing of the Company’s unfunded commitments as of December 31, 2024:

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

Cash and cash equivalents and restricted cash are carried at cost, which approximates fair value. Cash and cash equivalents held as of September 30, 2025 and December 31, 2024 was $4.2 million and $2.2 million, respectively. Restricted cash held as of September 30, 2025 and December 31, 2024 was $11.4 million and $6.7 million, respectively.

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

PIK Income

The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Company’s statement of operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to unitholders in the form of dividends, even though the Company has not yet collected cash. During the three months ended September 30, 2025 and 2024, PIK income earned was $0.2 million and $0.1 million, respectively. During the nine months ended September 30, 2025 and 2024, PIK income earned was $0.5 million and $0.2 million, respectively.

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

Non-Accrual Income

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2025 and December 31, 2024, there were no loans placed on non-accrual status.

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

Unit Repurchases

In connection with the Company’s unit repurchase programs, the cost of units repurchased is charged to member’s capital on the trade date. There were no unit repurchases during the three and nine months ended September 30, 2025 and 2024.

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

(1) Incentive Fee Based on Income

The portion of the incentive fee that is based on a percentage of our income is based on Pre-Incentive Fee Net Investment Income Returns. “Pre-Incentive Fee Net Investment Income Returns” means, as the context requires, either the dollar value of, or percentage rate of return on the value of our net assets at the end of the immediate preceding quarter from, interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from Portfolio Companies) accrued during the calendar quarter, minus our operating expenses accrued for the quarter (including the management fee, expenses payable under our Administration Agreement with our Administrator, and any interest expense or fees on any credit facilities or outstanding debt and dividends paid on any issued and outstanding preferred units, but excluding the incentive fee and any unitholder servicing and/or distribution fees).

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

For the three and nine months ended September 30, 2025, the Company recognized $0.6 million and $1.7 million, respectively, of management fees, and $0.6 million and $1.6 million, respectively of incentive fees before the impact of waived fees. For the three and nine months ended September 30, 2025, $0.6 million and $1.7 million, respectively of management fees were waived, and $0.6 million and $1.6 million, respectively, of incentive fees were waived. For the three and nine months ended September 30, 2024, the Company recognized $0.3 million and $0.8 million, respectively of management fees, and $0.2 million and $0.5 million, respectively of incentive fees before the impact of waived fees. For the three and nine months ended September 30, 2024, $0.3 million and $0.8 million, respectively of management fees were waived, and $0.2 million and $0.5 million, respectively, of incentive fees were waived.

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

Due to Affiliates

In the normal course of business, certain of the Company’s expenses may be paid by an affiliate. These expenses are reimbursable by the Company to the affiliate. As of September 30, 2025 and December 31, 2024, expenses reimbursable to affiliates was $0.1 million and $0.1 million, respectively. Amounts reimbursable to affiliates is recorded in Accrued expenses and other liabilities in our Consolidated Statements of Assets and Liabilities.

Note 4. Investments

The composition of the Company’s investment portfolio as of September 30, 2025 at cost and fair value was as follows (in thousands):

	Amortized Cost	% of Total Investments at Amortized Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt (1)	$488,053	99.0%	$490,461	99.6%
Common Stock	3,694	0.8%	975	0.2%
Preferred Stock	303	0.1%	315	0.1%
L.P. Interest	160	0.1%	173	0.1%
Total	$492,210	100.0%	$491,924	100.0%
(1)
First lien debt consists of first lien term loans, first lien, last-out term loans, first lien delayed draw term loans and first lien revolvers.

The composition of the Company’s investment portfolio as of December 31, 2024 at cost and fair value was as follows (in thousands):

	Amortized Cost	% of Total Investments at Amortized Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt (1)	$312,392	98.7%	$314,855	98.8%
Common Stock	3,694	1.2%	3,500	1.1%
Preferred Stock	285	0.1%	274	0.1%
Total	$316,371	100.0%	$318,629	100.0%
(1)
First lien debt consists of first lien term loans, first lien, last-out term loans, first lien delayed draw term loans and first lien revolvers.

The industry composition of investments as of September 30, 2025 at amortized cost and fair value was as follows (in thousands):

	September 30, 2025
	Investments at Amortized Cost	% of Investments at Amortized Cost	Investments at Fair Value	% of Investments at Fair Value
Software	$85,197	17.3%	$85,493	17.4%
Professional Services	54,381	11.1%	54,885	11.2%
Health Care Providers & Services	46,560	9.5%	46,167	9.4%
Insurance	39,601	8.1%	39,874	8.1%
Diversified Consumer Services	33,034	6.7%	32,965	6.7%
Health Care Technology	28,197	5.7%	28,279	5.7%
IT Services	27,234	5.5%	27,588	5.6%
Trading Companies & Distributors	25,836	5.3%	26,107	5.3%
Commercial Services & Supplies	24,337	4.9%	24,458	5.0%
Life Sciences Tools & Services	17,199	3.5%	17,250	3.5%
Health Care Equipment & Supplies	16,435	3.3%	16,691	3.4%
Electrical Equipment	13,510	2.7%	13,648	2.8%
Aerospace & Defense	12,846	2.6%	12,816	2.6%
Air Freight & Logistics	12,442	2.5%	9,876	2.0%
Financial Services	11,346	2.3%	11,353	2.3%
Electronic Equipment, Instruments & Components	10,110	2.1%	10,237	2.1%
Media	8,889	1.8%	8,914	1.8%
Chemicals	7,137	1.5%	7,356	1.5%
Machinery	5,909	1.2%	5,925	1.2%
Real Estate Management & Development	5,140	1.0%	5,152	1.0%
Hotels, Restaurants & Leisure	4,561	0.9%	4,565	0.9%
Food Products	1,237	0.3%	1,256	0.3%
Pharmaceuticals, Biotechnology & Life Sciences	1,072	0.2%	1,069	0.2%
Total	$492,210	100.0%	$491,924	100.0%

The industry composition of investments as of December 31, 2024 at amortized cost and fair value was as follows (in thousands):

	December 31, 2024
	Investments at Amortized Cost	% of Investments at Amortized Cost	Investments at Fair Value	% of Investments at Fair Value
Software	$54,539	17.2%	$54,865	17.2%
Health Care Providers & Services	38,626	12.3%	38,718	12.1%
Professional Services	35,829	11.3%	36,235	11.4%
Insurance	27,611	8.7%	27,927	8.8%
Trading Companies & Distributors	24,653	7.8%	24,952	7.8%
IT Services	19,060	6.0%	19,258	6.0%
Health Care Technology	16,136	5.1%	16,152	5.0%
Diversified Consumer Services	15,331	4.8%	15,314	4.8%
Electrical Equipment	12,995	4.1%	12,972	4.1%
Electronic Equipment, Instruments & Components	12,628	4.0%	12,707	4.0%
Air Freight & Logistics	9,779	3.1%	9,724	3.1%
Commercial Services & Supplies	9,729	3.1%	9,741	3.1%
Life Sciences Tools & Services	9,681	3.1%	9,729	3.1%
Financial Services	8,883	2.8%	8,934	2.8%
Health Care Equipment & Supplies	7,794	2.5%	7,991	2.5%
Machinery	6,697	2.1%	6,745	2.1%
Chemicals	6,400	2.0%	6,665	2.1%
Total	$316,371	100.0%	$318,629	100.0%

The geographic composition of investments as of September 30, 2025 at cost and fair value was as follows (in thousands):

	September 30, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$492,131	$491,844	99.9%	237.2%
Canada	79	80	0.1%	0.1%
Total	$492,210	$491,924	100.0%	237.3%

The geographic composition of investments as of December 31, 2024 at cost and fair value was as follows (in thousands):

	December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$316,371	$318,629	100.0%	206.5%
Total	$316,371	$318,629	100.0%	206.5%

As of September 30, 2025 and December 31, 2024, there were no investments in the portfolio on non-accrual status.

As of September 30, 2025 and December 31, 2024, on a fair value basis, 99.9% and 99.9% of debt investments, respectively, bore interest at a variable rate that may be determined by reference to either the SOFR or an alternative base rate.

Note 5. Fair Value Measurements

The following table presents the fair value of investments as of September 30, 2025, disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820 (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First Lien Debt (1)	$—	$—	$490,461	$490,461
Common Stock	—	—	975	975
Preferred Stock	—	—	315	315
L.P. Interest	—	—	173	173
Total	$—	$—	$491,924	$491,924
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

The following tables present change for the three and nine months ended September 30, 2025 in the fair value of investments for which Level 3 inputs were used to determine fair value (in thousands):

	Three months ended September 30, 2025
	First Lien Debt	Preferred Stock	Common Stock	L.P. Interest	Total
Fair value, beginning of period	$420,241	$302	$2,121	$174	$422,838
Purchases of investments	71,784	—	—	—	71,784
Proceeds from principal repayments and sales of investments	(2,204)	—	—	—	(2,204)
Accretion of discount/amortization of premium	302	—	—	—	302
Payment-in-kind interest and fees capitalized	181	—	—	—	181
Net realized gain (loss) on investments	—	—	—	—	—
Net change in unrealized appreciation (depreciation)	157	13	(1,146)	(1)	(977)
Fair value, end of period	$490,461	$315	$975	$173	$491,924
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of September 30, 2025	$157	$13	$(1,146)	$(1)	$(977)

	Nine months ended September 30, 2025
	First Lien Debt	Preferred Stock	Common Stock	L.P. Interest	Total
Fair value, beginning of period	$314,855	$274	$3,500	$—	$318,629
Purchases of investments	192,617	—	—	160	192,777
Proceeds from principal repayments and sales of investments	(18,380)	—	—	—	(18,380)
Accretion of discount/amortization of premium	773	—	—	—	773
Payment-in-kind interest and fees capitalized	427	18	—	—	445
Net realized gain (loss) on investments	224	—	—	—	224
Net change in unrealized appreciation (depreciation)	(55)	23	(2,525)	13	(2,544)
Fair value, end of period	$490,461	$315	$975	$173	$491,924
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of September 30, 2025	$169	$23	$(2,525)	$13	$(2,320)

The following tables present change for the three and nine months ended September 30, 2024 in the fair value of investments for which Level 3 inputs were used to determine fair value (in thousands):

	Three months ended September 30, 2024
	First Lien Debt	Preferred Stock	Common Stock	L.P. Interest	Total
Fair value, beginning of period	$154,643	$—	$—	$—	$154,643
Purchases of investments	106,562	274	—	—	106,836
Proceeds from principal repayments and sales of investments	(1,336)	—	—	—	(1,336)
Accretion of discount/amortization of premium	217	—	—	—	217
Payment-in-kind interest and fees capitalized	172	—	—	—	172
Net realized gain (loss) on investments	—	—	—	—	—
Net change in unrealized appreciation (depreciation)	(1,459)	—	—	—	(1,459)
Fair value, end of period	$258,799	$274	$—	$—	$259,073
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of September 30, 2024	$(1,459)	$—	$—	$—	$(1,459)

	Nine months ended September 30, 2024
	First Lien Debt	Preferred Stock	Common Stock	L.P. Interest	Total
Fair value, beginning of period	$106,888	$—	$—	$—	$106,888
Purchases of investments	155,327	274	—	—	155,601
Proceeds from principal repayments and sales of investments	(2,564)	—	—	—	(2,564)
Accretion of discount/amortization of premium	545	—	—	—	545
Payment-in-kind interest and fees capitalized	260	—	—	—	260
Net realized gain (loss) on investments	—	—	—	—	—
Net change in unrealized appreciation (depreciation)	(1,657)	—	—	—	(1,657)
Fair value, end of period	$258,799	$274	$—	$—	$259,073
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of September 30, 2024	$(1,657)	$—	$—	$—	$(1,657)

Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three and nine months ended September 30, 2025 and 2024, there were no transfers into or out of Level 3.

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of September 30, 2025 and December 31, 2024. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	September 30, 2025
				Range
	Fair Value (in thousands)	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in First Lien Debt	$490,461	Yield analysis	Discount rate	6.1%	13.3%	8.3%
Investments in Common Stock	975	Market approach	Transaction multiples	12.2x	12.2x	12.2x
		Market approach	Market comparables	11.9x	11.9x	11.9x
		Discounted cash flows	Discount rate	15.5%	15.5%	15.5%
Investments in Preferred Stock	315	Yield analysis	Discount rate	10.6%	10.6%	10.6%
Investments in L.P. Interest	173	Market approach	Transaction multiples	14.9x	14.9x	14.9x
		Market approach	Market comparables	18.0x	18.0x	18.0x
		Discounted cash flows	Discount rate	15.5%	15.5%	15.5%
	$491,924
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

Note 6. Debt

In accordance with the Investment Company Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 150% after such borrowing. As of September 30, 2025 and December 31, 2024, the Company’s asset coverage was 169.1% and 188.9%, respectively.

The Company’s outstanding debt obligations as of September 30, 2025 were as follows (in thousands):

	September 30, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Fair Value (1)	Unused Portion (2)	Amount Available (3)
Senior Secured Credit Facility	$400,000	$280,732	$280,732	$277,925	$119,268	$11,613
Revolving Credit Facility	75,000	19,300	19,300	19,300	55,700	51,901
Total Debt Obligations	$475,000	$300,032	$300,032	$297,225	$174,968	$63,514

(1)
The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of September 30, 2025.
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

The following table summarizes the average and maximum debt outstanding, and the interest and debt issuance cost for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Average debt outstanding	$291,486	$122,508	$234,531	$80,967
Maximum amount of debt outstanding	$330,032	$154,603	$330,032	$154,603

Weighted average annualized interest cost (1)	7.54%	8.66%	7.40%	8.70%
Annualized amortized debt issuance cost	0.36%	0.26%	0.35%	0.26%
Total annualized interest cost	7.90%	8.92%	7.75%	8.96%

Weighted average SOFR rate	4.27%	5.29%	4.28%	5.30%

(1)
Includes the stated interest expense and commitment fees on the unused portion of the Senior Secured Credit Facility and Revolving Credit Facility. Commitment fees for the three and nine months ended September 30, 2025 were $0.4 million and $1.0 million, respectively. Commitment fees for the three and nine months ended September 30, 2024 were $0.1 million and $0.5 million, respectively.

The components of interest expense for the three and nine months ended September 30, 2025 and 2024 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Borrowing interest expense	$4,839	$2,500	$11,545	$4,932
Facility undrawn and unused fees	443	106	983	500
Amortization of financing costs and debt issuance costs	434	131	1,022	389
Total interest expense	$5,716	$2,737	$13,550	$5,821

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

The Senior Secured Credit Facility is secured by all of the SPV’s assets. The SPV’s assets and liabilities are not available to satisfy debts and obligations of Senior Credit Investments, LLC. Assets and liabilities of the SPV as of September 30, 2025 and December 31, 2024 are as follows (in thousands):

	September 30, 2025	December 31, 2024
Assets
Investments at fair value	$472,017	$309,489
Restricted cash	11,430	6,698
Interest receivable	2,305	1,860
Deferred financing costs	3,919	3,502
Prepaid expenses and other assets	36	42
Total assets	$489,707	$321,591
Liabilities
Debt	$280,732	$173,603
Interest payable	4,690	2,922
Accrued expenses and other liabilities	24	52
Total liabilities	$285,446	$176,577

Both the SPV and the Company have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. As of September 30, 2025 and December 31, 2024, the Company was in compliance with all covenants and other requirements of the Senior Secured Credit Facility.

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

The Company made certain representations and warranties and must comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. As of September 30, 2025, the Company was in compliance with all covenants and other requirements of the Revolving Credit Facility.

Note 7. Member’s Capital

Under the terms of our limited liability agreement, the Company is authorized to issue up to 1,000,000,000 common units.

The following table summarizes common units issued and proceeds received for the three and nine months ended September 30, 2025 (in thousands, except unit amounts):

	Three months ended September 30, 2025		Nine months ended September 30, 2025
	Units	Amount	Units	Amount
Proceeds from units sold	18,164	$32,500	30,523	$55,000
Total	18,164	$32,500	30,523	$55,000

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

Net Asset Value per Unit and Offering Price

The Company determines NAV for its units as of the last day of each calendar month. Units are issued at an offering price equivalent to the most recent NAV per unit available, which will be the prior calendar day NAV per unit. The following tables summarize each month-end NAV per unit during the nine months ended September 30, 2025 and 2024:

For the Month Ended	NAV Per Unit
January 31, 2025	$1,808.00
February 28, 2025	$1,807.74
March 31, 2025	$1,803.92
April 30, 2025	$1,801.50
May 31, 2025	$1,794.83
June 30, 2025	$1,797.80
July 31, 2025	$1,798.35
August 31, 2025	$1,794.24
September 30, 2025	$1,790.25

For the Month Ended	NAV Per Unit
January 31, 2024	$1,846.89
February 29, 2024	$1,856.35
March 31, 2024	$1,859.46
April 30, 2024	$1,874.90
May 31, 2024	$1,849.67
June 30, 2024	$1,864.36
July 31, 2024	$1,866.19
August 31, 2024	$1,844.16
September 30, 2024	$1,856.08

Distributions

The Board authorizes and declares distribution amounts per unit. The following tables present distributions that were declared during the three and nine months ended September 30, 2025 and 2024 (in thousands, except per unit data):

Declaration Date	Record Date	Payment Date	Per Unit	Amount
January 30, 2025	January 31, 2025	February 21, 2025	$16.8030	$1,571
February 26, 2025	February 28, 2025	March 17, 2025	15.9745	1,559
March 27, 2025	March 27, 2025	April 15, 2025	15.9830	1,560
April 29, 2025	April 30, 2025	May 15, 2025	14.5059	1,416
May 29, 2025	May 30, 2025	June 16, 2025	16.8030	1,640
June 24, 2025	June 26, 2025	July 15, 2025	14.8487	1,449
July 28, 2025	July 30, 2025	August 15, 2025	15.9106	1,553
August 29, 2025	August 29, 2025	September 15, 2025	16.7473	1,635
September 26, 2025	September 26, 2025	October 15, 2025	17.0032	1,660
			$144.5792	$14,043

Declaration Date	Record Date	Payment Date	Per Unit	Amount
March 28, 2024	March 28, 2024	April 5, 2024	$5.6624	$252
May 13, 2024	May 28, 2024	June 6, 2024	37.1568	1,657
August 13, 2024	August 28, 2024	September 6, 2024	35.7895	2,025
			$78.6087	$3,934

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

Note 8. Net Increase in Net Assets Per Unit

The following sets forth the computation of basic and diluted earnings per unit for the three and nine months ended September 30, 2025 and 2024 (in thousands, except unit and per unit data):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net increase in member's capital resulting from operations	$4,128	$1,526	$11,971	$4,761
Weighted average units outstanding	98,002	55,211	96,261	48,147
Net increase in net assets per unit resulting from operations - basic and diluted	$42.12	$27.64	$124.36	$98.89

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

The Company has commitments to fund various revolving and first lien senior secured delayed draw term loans. As of September 30, 2025 and December 31, 2024, the total unfunded commitments were $96.6 million and $61.9 million, respectively.

The Company has entered into an equity commitment letter with the SPV, in connection with the Company’s Senior Secured Credit Facility. See Note 6 to the consolidated financial statements for additional information.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2025, management is not aware of any pending or threatened material litigation.

Note 10. Financial Highlights

The following are the financial highlights for the nine months ended September 30, 2025 and 2024 (in thousands, except unit and per unit data):

	Nine months ended September 30,
	2025	2024
Per Unit Data:
Net asset value at beginning of period	$1,810.37	$1,834.62
Net investment income (1)	148.46	133.31
Net realized gains (losses) and unrealized appreciation (depreciation) (2)	(24.00)	(33.24)
Net increase (decrease) in member’s capital from operations	1,934.83	1,934.69
Distributions declared (3)	(144.58)	(78.61)
Net asset value at end of period	$1,790.25	$1,856.08

Total return based on net asset value (4)	7.1%	5.5%
Units outstanding, end of period	115,771	63,363
Weighted average units outstanding	96,261	48,147

Ratio/Supplemental Data:
Member’s capital at end of period	$207,259	$117,607
Annualized ratio of net expenses to average member’s capital (5)	11.4%	11.5%
Annualized ratio of net expenses before voluntary waivers to average member’s capital (5)(6)	13.8%	13.6%
Annualized ratio of net investment income to average member’s capital (5)	10.7%	9.5%
Portfolio turnover rate (7)	3.5%	0.0%
Asset coverage ratio, end of period	169.1%	176.1%

Capital Commitments Data:
Capital commitments, end of period	$300,000	$300,000
Funded capital commitments, end of period	$210,998	$115,998
% of capital commitments funded	70.3%	38.7%

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
(7)
The turnover rate is derived by using the total sales of investments fully repaid divided by the average fair value of investments during the period. For the nine months ended September 30, 2025, three portfolio companies repaid their loans in full. For the nine months ended September 30, 2024, there were no portfolio companies that repaid loans in full.

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

On October 30, 2025, the Company’s Board of Directors declared a distribution of $17.0905 per unit, which is payable on November 17, 2025 to unitholders of record as of the close of business on October 31, 2025.

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

The following factors are among those that may cause actual results to differ materially from our forward-looking statements in this report:

•
changes in economic, industry, or political conditions, the interest rate environment or conditions affecting the financial and capital markets, including the effects of inflation, trade policies and government regulation;
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

Portfolio and Investment Activity

Our portfolio and investment activity during the three and nine months ended September 30, 2025 and 2024 is presented below (information at amortized cost unless otherwise indicated) (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Total investments, beginning of period	$422,147	$153,448	$316,371	$105,495
New investments purchased	71,784	106,836	192,777	155,601
Net accretion of discount on investments	302	217	773	545
Payment-in-kind interest and fees capitalized	181	172	445	260
Net realized gain (loss) on investments	—	—	224	—
Investments repaid	(2,204)	(1,336)	(18,380)	(2,564)
Total investments, end of period	$492,210	$259,337	$492,210	$259,337

Portfolio Companies at beginning of period	71	29	50	22
Number of new Portfolio Companies	18	15	42	22
Number of exited Portfolio Companies	—	—	(3)	—
Portfolio Companies at end of period	89	44	89	44

Our portfolio composition and weighted average yields as of September 30, 2025 and December 31, 2024 was as follows (dollars in millions):

	September 30, 2025	December 31, 2024
Weighted average yield on debt investments, at amortized cost (1)	9.6%	10.0%
Weighted average yield on debt investments, at fair value (1)	9.6%	10.0%
Weighted average EBITDA (2)	$232	$209
Weighted average loan-to-value (“LTV”) (3)	39%	39%
Percentage of first lien secured debt portfolio investments, at fair value	99.7%	98.8%
Percentage of debt investments bearing a floating rate, at fair value	99.9%	99.9%

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

As of September 30, 2025 and December 31, 2024, there were no investments on non-accrual status.

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

Our critical accounting estimates should be read in conjunction with our risk factors described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024 and as described in Note 2 of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.

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

Results of Operations

Operating results for the three and nine months ended September 30, 2025 and 2024 was as follows (in thousands):

	2025	2024	2025	2024
Total investment income	$11,381	$6,368	$29,598	$14,343
Net expenses	6,276	3,383	15,307	7,925
Net investment income	5,105	2,985	14,291	6,418
Net realized gain (loss)	—	—	224	—
Net change in unrealized appreciation (depreciation)	(977)	(1,459)	(2,544)	(1,657)
Net increase in member’s capital resulting from operations	$4,128	$1,526	$11,971	$4,761

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

Investment Income

Investment income, was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Interest income	$10,904	$6,077	$28,354	$13,770
Payment-in-kind interest income	220	90	475	191
Other income	257	201	769	382
Total investment income	$11,381	$6,368	$29,598	$14,343

For the three months ended September 30, 2025 and 2024, total investment income was $11.4 million and $6.4 million, respectively, and for the nine months ended September 30, 2025 and 2024, total investment income was $29.6 million and $14.3 million, respectively, all primarily driven by our deployment of capital and the increased balance of our investments. The size of our investment portfolio at fair value increased to $491.9 million at September 30, 2025 from $259.1 million at September 30, 2024.

Expenses

Expenses were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Interest and other financing expenses	$5,716	$2,737	$13,550	$5,821
Management fees	603	315	1,660	829
Income-based incentive fees	563	373	1,579	719
Capital gains incentive fees	—	(149)	—	(174)
Other general and administrative expenses	560	646	1,757	2,104
Total expenses before Fee Waiver	7,442	3,922	18,546	9,299
Management fees waived	(603)	(315)	(1,660)	(829)
Incentive fees waived	(563)	(224)	(1,579)	(545)
Net expenses	$6,276	$3,383	$15,307	$7,925

For the three months ended September 30, 2025 and 2024, net expenses were $6.3 million and $3.4 million, respectively, and for the nine months ended September 30, 2025 and 2024, net expenses were $15.3 million and $7.9 million, respectively, all primarily attributable to interest and other financing expenses partially offset by the Fee Waivers from our Investment Adviser.

Interest and other financing expenses

For the three months ended September 30, 2025 and 2024, total interest expense (including unused fees and amortization of deferred financing and debt issuance costs) of $5.7 million and $2.7 million, respectively was driven by $291.5 million and $122.5 million, respectively, of average debt outstanding. For the nine months ended September 30, 2025 and 2024, total interest expense (including unused fees and amortization of deferred financing and debt issuance costs) of $13.6 million and $5.8 million, respectively was driven by $234.5 million and $81.0 million, respectively, of average debt outstanding.

Management fees

For the three months ended September 30, 2025 and 2024, management fees were $0.6 million and $0.3 million, respectively. For the nine months ended September 30, 2025 and 2024, management fees were $1.7 million and $0.8 million, respectively. Management fees are incurred at annual rate of 1.25% of the average value of our net assets at the end of the most recently completed calendar quarter. The Investment Adviser agreed to waive the management fees through December 31, 2025, which resulted in a waiver of $0.6 million and $0.3 million, respectively, for the three months ended September 30, 2025 and 2024 and $1.7 million and $0.8 million for the nine months ended September 30, 2025 and 2024.

Incentive fees

For the three months ended September 30, 2025 and 2024, total incentive fees were $0.6 million and $0.2 million, respectively. For the nine months ended September 30, 2025 and 2024, total incentive fees were $1.6 million and $0.5 million, respectively. The Investment Adviser agreed to waive the incentive fee through December 31, 2025, which resulted in a waiver of $0.6 million and $0.2 million, respectively, for the three months ended September 30, 2025 and 2024 and $1.6 million and $0.5 million for the nine months ended September 30, 2025 and 2024.

Net Realized Gain (Loss)

For the three and nine months ended September 30, 2025, we had $0.0 million and $0.2 million of realized gains (losses) on investments. For the three and nine months ended September 30, 2024, we had no realized gains (losses) on investments.

Net Unrealized Appreciation (Depreciation)

Net unrealized appreciation (depreciation) was comprised of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Non-controlled/non-affiliated investments
Net unrealized appreciation (depreciation)	$(977)	$(1,459)	$(2,544)	$(1,657)

For the three months ended September 30, 2025 and 2024, we recognized gross unrealized appreciation on investments of $0.8 million and $0.8 million, respectively, and gross unrealized depreciation on investments of $1.8 million and $2.2 million, respectively, resulting in net change in unrealized appreciation (depreciation) of $(1.0) million and ($1.5) million, respectively, on investments. For the nine months ended September 30, 2025 and 2024, we recognized gross unrealized appreciation on investments of $1.5 million and $1.2 million, respectively, and gross unrealized depreciation on investments of $4.1 million and $2.9 million, respectively, resulting in net change in unrealized appreciation (depreciation) of $(2.5) million and $(1.7) million, respectively, on investments.

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

As of September 30, 2025, we had one Senior Secured Credit Facility outstanding with a maximum available amount of $400 million and a Revolving Credit Facility with an aggregate available amount of $71.2 million. We may enter into additional credit facilities, increase the size of our existing credit facilities or issue additional debt securities, including debt securitizations and unsecured debt. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the Investment Company Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness is at least 150%.

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

Debt

As of September 30, 2025, we had an aggregate principal amount of $300.0 million of debt outstanding under the credit facilities. The Senior Secured Credit Facility matures on December 7, 2029, unless there is an earlier termination or an acceleration following an event of default. Availability under the Revolving Credit Facility will terminate on the earlier of March 20, 2026, which may be extended for up to two additional one-year periods, subject to the consent of the administrative agent and extending lender, and the date of termination of the revolving commitments thereunder.

See Note 6 to the consolidated financial statements for information on the Company’s debt.

Member’s Capital

See Note 7 to the consolidated financial statements for information on the Company’s common units and related capital activities.

Distributions

The Board authorizes and declares distribution amounts per unit. The following tables present distributions that were declared during the three and nine months ended September 30, 2025 and 2024 (in thousands, except per unit data):

Declaration Date	Record Date	Payment Date	Per Unit	Amount
January 30, 2025	January 31, 2025	February 21, 2025	$16.8030	$1,571
February 26, 2025	February 28, 2025	March 17, 2025	15.9745	1,559
March 27, 2025	March 27, 2025	April 15, 2025	15.9830	1,560
April 29, 2025	April 30, 2025	May 15, 2025	14.5059	1,416
May 29, 2025	May 30, 2025	June 16, 2025	16.8030	1,640
June 24, 2025	June 26, 2025	July 15, 2025	14.8487	1,449
July 28, 2025	July 30, 2025	August 15, 2025	15.9106	1,553
August 29, 2025	August 29, 2025	September 15, 2025	16.7473	1,635
September 26, 2025	September 26, 2025	October 15, 2025	17.0032	1,660
			$144.5792	$14,043

Declaration Date	Record Date	Payment Date	Per Unit	Amount
March 28, 2024	March 28, 2024	April 5, 2024	$5.6624	$252
May 13, 2024	May 28, 2024	June 6, 2024	37.1568	1,657
August 13, 2024	August 28, 2024	September 6, 2024	35.7895	2,025
			$78.6087	$3,934

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

The following tables summarize the total common units issued and proceeds received for the three and nine months ended September 30, 2025 (in thousands, except unit amounts):

	Three months ended September 30, 2025		Nine months ended September 30, 2025
	Units	Amount	Units	Amount
Proceeds from units sold	18,164	$32,500	30,523	$55,000
Total	18,164	$32,500	30,523	$55,000

The following tables summarize the total common units issued and proceeds received for the three and nine months ended September 30, 2024 (in thousands, except unit amounts):

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

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2025, management is not aware of any pending or threatened litigation.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio. Uncertainty with respect to the imposition of tariffs on and trade disputes with certain countries, the fluctuations in global interest rates, the ongoing war between Russia and Ukraine, the conflicts in the Middle East and concerns over future increases in inflation or adverse investor sentiment generally, introduced significant volatility in the financial markets, and the effects of this volatility could materially impact our market risks, including those listed below. For additional information concerning potential impact on our business and our operating results, see “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024.

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

As of September 30, 2025, on a fair value basis, 99.9% of our debt portfolio investments bore interest at variable rates and typically have durations of one to six months after which they reset to current market interest rates, and substantially all are subject to certain floors. Our Senior Secured Credit Facility bears interest at a Term SOFR or a Base Rate, in each case plus an applicable margin equal to 2.15% for borrowings that reference Term SOFR and 1.15% for borrowings that reference the Base Rate. Our Revolving Credit Facility bears interest at a Term SOFR or a Base Rate, in each case plus an applicable margin equal to 2.50% for borrowings that reference Term SOFR and 1.50% for borrowings that reference the Alternate Base Rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

The following table shows the estimated annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio and outstanding debt as of September 30, 2025, assuming no changes in our investment and borrowing structure (in thousands):

Basis Point Change	Interest Income	Interest Expense	Net Income
Up 200 basis points	$9,867	$(6,001)	$3,866
Up 100 basis points	4,933	(3,000)	1,933
Up 50 basis points	2,467	(1,500)	967
Down 50 basis points	(2,467)	1,500	(967)
Down 100 basis points	(4,933)	3,000	(1,933)
Down 200 basis points	(9,867)	6,001	(3,866)

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

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of September 30, 2025, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

(b) Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company’s unregistered sales of equity securities to an investor for the quarter ended September 30, 2025 were previously disclosed in its Current Reports on Form 8-K.

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

Senior Credit Investments, LLC

Date: November 13, 2025	By:	/s/ Jason Kennedy
Jason Kennedy
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 13, 2025	By:	/s/ Ryan Schindele
Ryan Schindele
Interim Chief Financial Officer
(Principal Financial Officer)