Form 10-K
period 2025-12-31
Senior Credit Investments, LLC
filed 2026-03-20
CIK 1959568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

There is currently no established public market for the Registrant’s limited liability company units of beneficial interest (the “units” or the “common units”). As of March 10, 2026, the registrant had 129,757 common units outstanding.

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
•
We operate in a highly competitive market for investment opportunities and prospective investors.
•
The origination of new investment opportunities is dependent on the relationships that Jefferies Financial Group Inc. has with its existing clients, including private equity sponsors.

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
•
Jefferies Financial Group Inc. and its affiliates may earn fees from Portfolio Companies and may earn fees in connection with sourcing investments for us.

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

Our origination of new investment opportunities is differentiated by our Investment Adviser’s affiliation with Jefferies Financial Group Inc. (“Jefferies Financial Group”) and its U.S. investment banking subsidiary, Jefferies LLC (“Jefferies”). We believe this affiliation provides our Investment Adviser with access to a substantial flow of investment opportunities that allows our Investment Adviser to be significantly more selective than investment advisers with less access to deal flow. By leveraging Jefferies’ relationships with private equity sponsors and corporate clients, our Investment Adviser is positioned to select a portfolio of upper middle market loans with attractive risk adjusted returns.

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

Investment Selection and Process

The Investment Team

The Investment Adviser’s investment team is responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, negotiating and structuring our investments and monitoring and servicing our investments. As of December 31, 2025, the investment team is comprised of 65 professionals, all of whom are dedicated to investment selection, analysis and portfolio management. In addition, the Investment Adviser and its affiliates have risk management, legal, accounting, tax, information technology and compliance personnel, among others, who provide services to us. We benefit from the expertise provided by these personnel in our operations.

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

Investments

As of December 31, 2025, the fair value of our investments was approximately $545.7 million in 96 Portfolio Companies. Our investments at December 31, 2025 were primarily in senior secured first lien debt, with additional investments in common stock, preferred stock and L.P. interests of U.S. companies. We had outstanding commitments to fund senior secured first lien delayed draw terms loans and revolvers totaling $111.2 million. See the Consolidated Schedule of Investments as of December 31, 2025, in our consolidated financial statements for more information on these investments.

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

Competition

Our primary competitors provide financing to companies in the upper middle market and include other BDCs, commercial and investment banks, commercial financing companies, alternative asset managers, private funds, including hedge funds, joint ventures involving a combination of any of the foregoing, and, to the extent they provide an alternative form of financing, private equity funds. Some of our existing and potential competitors are substantially larger and have considerably greater financial, technical, operational and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us.

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

We will remain an emerging growth company until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the date of first sale of common equity securities pursuant to an effective registration statement under the Securities Act, (ii) in which we have total annual gross revenue of at least $1.235 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our units that is held by non-affiliates exceeds $700 million as of the date of our most recently completed second fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Important Tax Information

During the year ended December 31, 2025, the Company designated 99.7% of the dividends paid from net investment company taxable income as Section 163(j) interest dividends.

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
•
100% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns with respect to that portion of such Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds the hurdle rate but is less than a rate of return of 2.00% (8.00% annualized). We refer to this portion of our Pre-Incentive Fee Net Investment Income Returns (which exceeds the hurdle rate but is less than 2.00%) as the “catch-up.” The “catch-up” is meant to provide the Investment Adviser with approximately 12.50% of our Pre-Incentive Fee Net Investment Income Returns as if a hurdle rate did not apply if this net investment income exceeds 2.00% in any calendar quarter; and
•
12.50% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns, if any, that exceed a rate of return of 2.00% (8.00% annualized). This reflects that once the hurdle rate is reached and the catch-up is achieved, 12.50% of all Pre-Incentive Fee Net Investment Income Returns thereafter are allocated to the Investment Adviser.

These calculations are prorated for any period of less than three months and adjusted for any units issued or repurchased during the relevant quarter.

Incentive Fee Based on Capital Gains

The second component of the incentive fee, the capital gains incentive fee, is payable at the end of each calendar quarter in arrears. The amount payable equals:

•
12.50% of cumulative realized capital gains from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fee on capital gains as calculated in accordance with GAAP.

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

(2)
We also engage independent valuation firms (the “Independent Valuation Adviser”) to provide independent valuations of the investments for which market quotations are not readily available, or are readily available but deemed not reflective of the fair value of an investment. The Independent Valuation Adviser independently values such investments using quantitative and qualitative information provided by the investment professionals of our Investment Adviser as well as any market quotations obtained from independent pricing services, brokers, dealers or market dealers. The Independent Valuation Adviser also provides analyses to support their valuation methodology and calculations. The Independent Valuation Adviser provides an opinion on a final range of values on such investments to the Valuation Designee. The Independent Valuation Adviser defines fair value in accordance with ASC 820 and utilizes valuation techniques including the market approach, the income approach or both;
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

We operate in a highly competitive market for investment opportunities and prospective investors.

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

The origination of new investment opportunities is dependent on the relationships that JFG has with its existing clients, including private equity sponsors.

Our ability to achieve our investment objectives is dependent on the existing and future relationships of JFG’s investment bankers. The origination of new investment opportunities is dependent on the relationships that JFG has with its existing clients, including private equity sponsors. The Investment Adviser exclusively relies on JFG to source direct lending investment opportunities for its advisory clients. JFG may offer its clients products or services that compete with private credit loans, such as high yield bonds, bridge financings or direct equity investments. In each of these cases, the alternative investment opportunities would not be offered to the Investment Adviser or its advisory clients. The types of products offered by JFG will be driven by various market factors that are outside of the Investment Adviser’s control, and there is no assurance that the origination of investment opportunities will continue on a pace consistent with historical practice. Any adverse business, legal, regulatory, reputational, credit or other effect on JFG that negatively impacts its relationships with its clients may have an adverse impact on the Investment Adviser’s ability to source investments for us.

Additionally, the Investment Adviser’s employees are seconded from Jefferies LLC, a wholly-owned subsidiary and the investment banking arm of JFG. The Investment Adviser relies on Jefferies LLC for facilities, technology infrastructure and a variety of administrative requirements. Pursuant to a services agreement, Jefferies LLC provides the Investment Adviser with office space and provides personnel and other administrative services, including accounting and tax services, legal and compliance services, business continuity, planning and support, foreign exchange hedging, and technology infrastructure and support. The Investment Adviser would not be able to operate its business without this support. There are no assurances that these services will continue for any reason or that members of JFG will always act in the interest of the Investment Adviser or us.

General economic conditions could adversely affect the performance of our investments and operations.

We and our Portfolio Companies are susceptible to the effects of economic slowdowns or recessions. The global growth cycle is in a mature phase and signs of slowdown are evident in certain regions around the world. Periods of elevated inflation and high interest rates, such as those experienced in recent years, can contribute to significant volatility in debt and equity markets. Although inflation generally decelerated and stabilized throughout 2024 and 2025 due to central bank monetary tightening, including maintaining elevated interest rates, it remains above target levels set by central banks, including the Federal Reserve. Until September 2025, the Federal Reserve had held interest rates steady this year. Despite the interest rate reductions in the third and fourth quarters of 2025, rates remain elevated relative to the interest rate environment prior to the inflationary spike in 2022-2023.

Financial markets have been affected at times by a number of global macroeconomic events, including the following: large sovereign debts and fiscal deficits of several countries in Europe and in emerging markets jurisdictions, levels of non‑performing loans on the balance sheets of European banks, the effect of the United Kingdom leaving the European Union, instability in the Chinese capital markets and the COVID-19 pandemic. Although the broader outlook remains constructive, geopolitical instability continues to pose risk. In particular, the current U.S. political environment and the resulting uncertainties regarding actual and potential shifts in U.S. foreign investment, trade, taxation, economic, environmental and other policies, as well as the impact of geopolitical tension, such as a deterioration in the bilateral relationship between the U.S. and China, concern as to whether China’s stimulus measures will effectively stabilize its slowing economic growth, U.S. military action overseas or the ongoing wars in the Middle East and Ukraine, could lead to disruption, instability and volatility in the global markets. For example, in the United States, the current presidential administration has stated its intention to propose or has implemented governmental policy and regulatory changes in a variety of areas, including the imposition of tariffs or other trade barriers, and certain countries subject to those changes have expressed an intent to impose or have imposed similar measures in return. Additionally, certain of our Portfolio Companies may operate in, or have dealings with, countries subject to sanctions or embargoes imposed by the U.S. government, foreign governments, or the United Nations or other international organizations. U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns or a recession in the United States. A decreased U.S. government credit rating, any default by the U.S. government on its obligations, or any prolonged U.S. government shutdown, could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our Common Units. Unfavorable economic conditions would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events may limit our investment originations, and limit our ability to grow and could have a material negative impact on our operating results, financial condition, results of operations and cash flows and the fair values of our debt and equity investments.

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

Any deterioration of general economic conditions may lead to significant declines in corporate earnings or loan performance, and the ability of corporate borrowers to service their debt, any of which could trigger a period of global economic slowdown, and have an adverse impact on the performance and financial results of the Company, and the value and the liquidity of the shares. In an economic downturn, we may have non-performing assets or non-performing assets may increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions impacted the value of collateral securing our senior secured debt in 2025 and may continue to impact such collateral in the future. A severe recession may further decrease the value of such collateral and result in losses of value in our portfolio and a decrease in our revenues, net income, assets and net worth. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on favorable terms or at all. These events could prevent us from increasing investments and harm our operating results.

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

In recent years, there has been increased legislative and regulatory activity impacting the financial services industry. The increased scrutiny of the industry in which we operate may negatively impact the operations, cash flows or financial condition of us and our Portfolio Companies, impose additional costs on us and our Portfolio Companies, intensify the regulatory supervision of us and our Portfolio Companies or otherwise adversely affect our business or the business of our Portfolio Companies. While this risk may increase or decrease with changing U.S. presidential administrations and different expressed policy priorities, we cannot predict at this time whether and the extent to which the current U.S. presidential administration and senior officials at the SEC and other federal agencies will pursue an aggressive regulatory agenda that will impact our operations and investment strategy.

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

Our investments may include OID instruments and PIK interest arrangements, which represents contractual interest added to a loan balance and due at the end of such loan’s term. Because interest payments are capitalized and added to principal rather than paid in cash, the borrower’s debt burden can grow significantly over time. As PIK interest compounds and the principal amount of the loans rise, subsequent interest payments would then be based on the higher principal amount. This results in higher borrowing costs for borrowers and the larger principal balance may increase the risk that a borrower cannot refinance its indebtedness in the future.

Because PIK interest results in an increase in the size of the loan balance of the underlying loan, the receipt by the Company of PIK interest will have the effect of increasing the Company’s net assets. As a result, because the management fee that the Company pays to the Investment Adviser is based on the net assets of the Company, the receipt by the Company of PIK interest will result in an increase in the amount of the management fee. In addition, any such increase in a loan balance due to the receipt of PIK interest will cause such loan to accrue interest on the higher loan balance, which will result in an increase in the Company’s pre-incentive fee net investment income and, as a result, an increase in Incentive Fees that are payable by the Company to the Investment Adviser.

Additionally, PIK loans will not generate as much cash flow as loans that pay interest entirely in cash, which would limit the Company’s ability to pay distributions from net income.

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

For accounting purposes, any cash distributions to unitholders representing OID and PIK income are not treated as coming from paid-in capital, even if the cash to pay them comes from offering proceeds, borrowing or other sources. As a result, despite the fact that a distribution representing OID and PIK income could be paid out of amounts invested by our unitholders, the Investment Company Act does not require that unitholders be given notice of this fact by reporting it as a return of capital.

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

Our operations rely heavily on the secure processing, storage and transmission of financial, personal and other information in the computer systems and networks of the Company, our Investment Adviser, our Administrator and other third parties. In recent years, there have been several highly publicized incidents involving financial services companies and their service providers reporting the unauthorized disclosure of client or other confidential information, as well as cyber attacks involving theft, dissemination and destruction of corporate information or other assets, which in some cases occurred as a result of failure to follow procedures by employees or contractors or as a result of actions by third-parties. Cyber attacks can originate from a variety of sources, including foreign governments and third-parties affiliated with them, organized crime or terrorist organizations, and malicious individuals both outside and inside a targeted company, including through use of relatively new artificial intelligence (“AI”) tools or methods that can be used to create deepfakes for impersonation or to enable attack campaigns more quickly and effectively. Geopolitical conflicts could result in an increased number and/or severity of cyber attacks. Malicious actors may also attempt to compromise or induce employees of our Investment Adviser, the Administrator or other users of our systems to disclose sensitive information or provide access to our data, and these types of risks may be difficult to detect or prevent. Additionally, we, Jefferies Finance and third-party service providers are subject to numerous laws and regulations designed to protect sensitive or confidential information, including personal data, such as U.S. and non-U.S. federal and state laws governing privacy and cybersecurity.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of the information resources of us or our Portfolio Companies. These incidents may be an intentional attack or an unintentional event and could involve a third party or our own personnel gaining unauthorized access to our information systems or those of our Portfolio Companies for purposes of obtaining ransom payments, misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for loss or misappropriation of data, stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our reputation or business relationships. As our Portfolio Companies’ reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by Jefferies Finance and third-party service providers, and the information systems of our Portfolio Companies and the software and networks of the Company, Jefferies Finance, third-party service providers and our Portfolio Companies may be vulnerable to spam attacks, unauthorized access, distributed denial of service attacks, ransomware, computer viruses and other malicious code, impersonation campaigns as well as human error, natural disaster, power loss, and other events. The techniques and malware used in these cyber attacks and cybersecurity incidents are increasingly sophisticated, change frequently and are often not recognized until launched because they are novel. Jefferies Finance and these third-party service providers have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber-incident, do not guarantee that a cyber-incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident.

The development and use of artificial intelligence presents risks and challenges that could adversely impact our business, financial condition, and results of operations.

We, or our third-party service providers, may develop or incorporate AI technology in certain business operations, processes, products, or services. The development and use of AI presents a number of opportunities for us, as well as risks and challenges. The full extent of current or future risks related to the development of AI technology is not possible to predict and we may not be able to anticipate, prevent, mitigate or remediate all of the potential risks, challenges or impacts of such changes. AI could significantly disrupt the business models, investment strategies, operational processes, and markets in which we operate and subject us to increased competition, which could have a material adverse effect on our business, financial condition and results of operations. Some of our competitors may be more successful than us in the development and implementation of new technologies, including services and platforms based on AI, to address investor demands or improve operations. If we are unable to adequately advance our capabilities in these areas, or do so at a slower pace than others in our industry, we may be at a disadvantage. The use of AI may also include the input of sensitive personal information, trade secrets, and other protected data by both us and third parties and could result in the exposure of such information.

Artificial Intelligence and Machine Learning Developments may adversely affect our business.

Recent technological advances in artificial intelligence and machine learning technology (collectively, “Machine Learning Technology”), including OpenAI’s release of its ChatGPT application, pose risks to the Investment Adviser and the Company. The Investment Adviser employs a risk-based framework for overseeing use of Machine Learning Technology in connection with its business activities, including investment activities and is subject to JFG’s internal policy governing use of Machine Learning Technology (the “AI Policy”). Notwithstanding the AI Policy, the Investment Adviser’s personnel, senior advisors, industry advisors and other associated persons of the Investment Adviser or any of its affiliates could, unbeknownst to the Investment Adviser, utilize Machine Learning Technology in contravention of the AI Policy. The Investment Adviser and the Company could be further exposed to the risks of Machine Learning Technology if third-party service providers or any counterparties, whether or not known to the Investment Adviser, also use Machine Learning Technology in their business activities. The Investment Adviser and the Company will not be in a position to control the manner in which third-party products are developed or maintained or the manner in which third-party services are provided.

Use of Machine Learning Technology by any of the parties described in the previous paragraph could include the input of confidential information—either by third parties in contravention of non-disclosure agreements, or by the Manager’s personnel or the aforementioned advisors and affiliates of the Manager in contravention of the Manager’s policies—into Machine Learning Technology applications, resulting in such confidential information becoming part of a dataset that is accessible by other third-party Machine Learning Technology applications and users.

Independent of its context of use, Machine Learning Technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that Machine Learning Technology utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error, potentially materially so, and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of Machine Learning Technology. To the extent that the Investment Adviser or the Company are exposed to the risks of Machine Learning Technology use, including through any investment it may hold, any such inaccuracies or errors could have adverse impacts on the Investment Adviser or the Company.

Machine Learning Technology and its applications, including in the private investment and financial sectors, continue to develop rapidly, and it is impossible to predict all future risks that may arise from such developments.

Technological disruptions and innovations in established industries can impact the Company’s investment strategy.

Recent technological and other innovations have disrupted numerous established industries and those with incumbent power in them. As technological and other innovation continues to advance rapidly, it could impact one or more of the Company’s strategies. Moreover, given the pace of innovation in recent years, the impact on a particular investment may not have been foreseeable at the time the Company made such investment and may adversely impact the Company and/or its portfolio investments. Furthermore, the Investment Adviser could base investment decisions on views about the direction or degree of innovation that prove inaccurate and lead to losses.

Political Elections could create significant uncertainty with respect to legal, tax and regulatory policies.

The outcome of future global political elections in any jurisdiction where the Company, as well as the Investment Adviser and its affiliates operate or invest could create significant uncertainty with respect to legal, tax and regulatory regimes that affect them. Changes in the composition or policies of the various governments following such elections could result in a number of changes to fiscal, trade, monetary, environmental, social and other policies, as well as the global financial markets generally. Any significant changes in, among other things, economic policy (including with respect to interest rates, foreign trade and regulatory changes leading to greater availability of bank debt), the regulation of the asset management industry, tax law, climate policy, immigration policy and/or government entitlement programs could have a material adverse impact on the Company and its investments.

Political Risks in General may adversely affect our business.

Any significant changes in, among other things, economic policy (including with respect to interest rates and foreign trade), the regulation of the asset management industry, insurance law, tax law, immigration policy, environmental protection and/or climate-related policies or regulations and/or government entitlement programs during the term of the Company could have a material adverse impact on the Company and its investments. More generally, legislative acts, rulemaking, adjudicatory or other activities by U.S. or non-U.S. governmental, quasi-governmental or self-regulatory bodies, agencies and regulatory organizations could make it more difficult (or less attractive) for the Company to achieve its investment objectives or for some or all of the Company’s Portfolio Companies to engage in their respective businesses.

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

Inflation may adversely affect the business, results of operations and financial conditions of Portfolio Companies.

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

Trade negotiations and related government actions may create global supply chain issues and regulatory uncertainty for our Portfolio Companies and our investment strategies and adversely affect the profitability of our Portfolio Companies.

The U.S. government has indicated its intent to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries, and has made proposals and taken actions related thereto, and has proposed and/or taken actions to increase tariffs or other duties on goods or products being imported into the U.S. For example, the U.S. government has imposed, and may in the future increase, tariffs on certain foreign goods, including from China, such as steel and aluminum. Some foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods. Recently, the current U.S. presidential administration has proposed and/or imposed significant increases to tariffs on goods imported into the U.S., including from China, Canada and Mexico. We cannot predict how or what tariffs will be imposed or what retaliatory measures other countries, including China, may take in response to tariffs proposed or imposed by the U.S. Such uncertainty and/or tariffs or counter-measures could further increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future Portfolio Companies and adversely affect the revenues and profitability of Portfolio Companies whose businesses rely on imported goods.

There is uncertainty as to further actions that may be taken under the current U.S. presidential administration with respect to U.S. trade policy, including with respect to the proposed tariffs. For the foreseeable future, the trade dispute will likely continue to be an ongoing source of instability, resulting in significant currency fluctuations, increased capital markets volatility, and other adverse effects on international markets, international trade agreements, and other existing cross-border cooperation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise), which could present similar and additional potential risks and consequences for the Company and is portfolio investments. Further governmental actions related to the imposition of tariffs or other trade barriers or changes to international trade agreements or policies, could create further regulatory uncertainty for our Portfolio Companies and adversely affect their businesses and financial condition, particularly to the extent the revenues and profitability of their businesses rely on goods imported from outside of the United States.

Complex restructurings.

As a general matter, financial restructurings have increasing complexity because lenders in the banking and capital markets use sophisticated financing techniques to fund lending operations and borrowers have increasing flexibility in their loan documents. In certain cases, a borrower’s assets can be sold or transferred to an affiliated entity (including “unrestricted subsidiaries”) and separately financed by third party financing sources. Any such assets may be material to the business of a borrower but may no longer comprise a portion of the collateral that is securing our investment, and any direct claim we may have had on these assets may be subordinated or eliminated. In addition, certain lenders may be excluded from workout negotiations or a restructuring, which may result in such excluded lenders not receiving the same terms and economics as participating lenders or having a subordinated claim to other creditors (including participating lenders). This could occur if a select group of investors are providing financing to a borrower in exchange for favorable backstop economics in the form of fees, equity or in-kind payments, or other favorable terms. Additionally, in bankruptcy a borrower may obtain “debtor in possession” financing from select lenders that offer such favorable terms, including a priming claim in the underlying collateral. There is no guarantee that we will be offered this opportunity or would be able to participate. This could result in losses or a lower recovery for non-participating lenders, which may include us. Our ability to participate in workout or restructuring negotiations is uncertain and depends on several factors outside of our control or the Investment Adviser’s. Additionally, participation in a workout or restructuring may be tied to providing additional capital to a borrower, and if we cannot provide additional capital then its position may become significantly diluted. If we were to be excluded and treated as a non-participating lender or are unable to provide additional capital, then such workout or restructuring would likely result in a lower return to us on the investment and could result in a lower return to our unitholders.

Private Equity Sponsor Concentrations.

Our investment objective is to invest in a portfolio of senior secured loans to borrowers that are owned by private equity sponsors. A private equity sponsor is the investment firm that organizes, raises and manages a private equity fund, and on behalf of that fund identifies, invests in, oversees and ultimately realizes on portfolio company investments. The private equity sponsor exercises or controls key governance and investment decisions and seeks to generate investment returns for the fund’s limited partners. The success of a particular investment will in large part depend on the knowledge, skill, resources and capital of the portfolio company’s private equity sponsor. We do not have limitations on the number of portfolio company investments associated with one private equity sponsor. If we own several investments in portfolio companies that are managed by a single private equity sponsor, we may suffer losses on these investments if such private equity sponsor becomes insolvent, cannot raise additional funds from investors, mismanages its portfolio companies, loses key management or investment personnel or otherwise suffers from adverse business, legal, regulatory, reputational or other effect that negatively impacts its ability to manage a portfolio company.

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

Jefferies Financial Group Inc. and its affiliates may earn fees from Portfolio Companies and may earn fees in connection with sourcing investments for us.

In connection with investments we make, Jefferies Financial Group Inc. and its affiliates may receive origination, commitment, documentation, structuring, facility, monitoring, amendment, refinancing, administrative agent and/or other fees from portfolio investments in which we invest or propose to invest. Jefferies Financial Group Inc. or one of its affiliates may also earn commitment fees and/or upfront fees, as well as interest, on any position that it holds on a proprietary basis and not allocated to us. Additionally, Jefferies Financial Group Inc. or one of its affiliates may earn unused line fees, ticking fees, commitment fees or any similar type of fee on unfunded commitments that it retains on a proprietary basis, including with respect to unfunded delayed draw commitments that it retains with the intention of transferring any funded delayed draw term loans thereunder to one or more advisory clients.

The potential for Jefferies Financial Group Inc. and its affiliates to receive such economic benefits creates conflicts of interest as Jefferies Financial Group Inc. and its affiliates have an incentive to invest in portfolio investments that provide such benefits. Similarly, Jefferies Financial Group Inc. and its affiliates could be incentivized to waive certain fees in connection with a refinancing in order to receive certain fees in the new transaction, including when we and/or other accounts advised by Jefferies Financial Group Inc. and its affiliates can participate in the original or refinanced investment, or both.

Certain benefits received by Jefferies Financial Group Inc. and its affiliates in connection with their services related to portfolio companies or transactions are typically not partially or fully offset against management fees payable by us. Certain categories of fees, such as agent fees, interest income or any fees earned as part of proprietary investments, are generally not offset against management fees or are offset for certain funds managed by Jefferies Financial Group Inc. or its affiliates and not others.

Whether an economic benefit received in connection with a transaction related to a portfolio investment is deemed to be of the type that is fully, partially or not offset against management fees requires judgment, which creates a conflict of interest between the stockholder and Jefferies Financial Group Inc. Additionally, because affiliates of Jefferies Financial Group Inc. are often heavily involved in negotiating such transactions, they have an incentive to structure such transactions to generate the types of fees that would not be offset or only partially offset against management fees. In the event these benefits are only partially or not at all offset against management fees, Jefferies Financial Group Inc. and its affiliates will receive higher total compensation than they would in a compensation structure that does not contain deal-related compensation or for which such compensation is fully offset. As such, Jefferies Financial Group Inc. and its affiliates have a financial incentive to originate investments other than the incentives associated with a management fee and a performance payment.

In some cases, an excess portion of an asset will be held by a non-advisory account by Jefferies Financial Group Inc. or its affiliates, or by an advisory client other than us. When such excess portion of an asset is sold to third parties, Jefferies Financial Group Inc. and its affiliates are permitted to receive a fee or profit. Such fee or profit is not offset against management fees. Thus, Jefferies Financial Group Inc. and/or its affiliates may have an incentive to find larger deals in order to generate such transaction fees and profits. Further, such fees or profits may create an incentive for Jefferies Financial Group Inc. and/or its affiliates to sell a larger portion of a loan to third parties (thereby reducing our share of such loan) than it would in the absence of such fees.

Further, Jefferies Financial Group Inc. and/or its affiliates may receive fees in connection with syndicating loans and are often permitted to retain such fees. As a result, Jefferies Financial Group Inc. has an incentive to syndicate more of such loan to third parties than it would in the absence of such fees. In such cases, it is possible that we will receive a smaller indirect allocation of a loan than would be desirable for us. Nonetheless, Jefferies Financial Group Inc. believes that in the long term, such activities are integral to its efforts to secure the best investment opportunities for us and its other advisory clients.

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

We may be exposed to risks associated with changes in interest rates.

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

Unit Issuances

The offering consists of one class of units of our common units, which will be made on a continuous basis in transactions exempt from registration under the Securities Act under Regulation D and Regulation S. For additional information, see “Item 1.Business — Private Offering.” As of March 10, 2026, there was 1 holder of record of our common units.

We will determine our NAV for units each month as of the last day of each calendar month. The NAV per unit is determined by dividing the value of total assets minus liabilities by the total number of common units outstanding at the date as of which the determination is made. The following tables present our monthly NAV per unit for the years ended December 31, 2025 and December 31, 2024 and for the period from December 4, 2023 (inception) to December 31, 2023:

For the Month Ended	NAV Per Unit
January 31, 2025	$1,808.00
February 28, 2025	$1,807.74
March 31, 2025	$1,803.92
April 30, 2025	$1,801.50
May 31, 2025	$1,794.83
June 30, 2025	$1,797.80
July 31, 2025	$1,798.35
August 31, 2025	$1,794.24
September 30, 2025	$1,790.25
October 11, 2025	$1,787.96
November 30, 2025	$1,788.18
December 31, 2025	$1,787.98

For the Month Ended	NAV Per Unit
January 31, 2024	$1,846.89
February 29, 2024	$1,856.35
March 31, 2024	$1,859.46
April 30, 2024	$1,874.90
May 31, 2024	$1,849.67
June 30, 2024	$1,864.36
July 31, 2024	$1,866.19
August 31, 2024	$1,844.16
September 30, 2024	$1,856.08
October 31, 2024	$1,814.21
November 30, 2024	$1,813.58
December 31, 2024	$1,810.37

For the Period Ended	NAV Per Unit
December 31, 2023	$1,834.62

Distributions

The Board authorizes and declares distribution amounts per unit. The following table presents distributions that were declared during the years ended December 31, 2025 and December 31, 2024 (in thousands, except per unit data):

Declaration Date	Record Date	Payment Date	Per Unit	Amount
January 30, 2025	January 31, 2025	February 21, 2025	$16.8030	$1,571
February 26, 2025	February 28, 2025	March 17, 2025	15.9745	1,559
March 27, 2025	March 27, 2025	April 15, 2025	15.9830	1,560
April 29, 2025	April 30, 2025	May 15, 2025	14.5059	1,416
May 29, 2025	May 30, 2025	June 16, 2025	16.8030	1,640
June 24, 2025	June 26, 2025	July 15, 2025	14.8487	1,449
July 28, 2025	July 30, 2025	August 15, 2025	15.9106	1,553
August 29, 2025	August 29, 2025	September 15, 2025	16.7473	1,635
September 26, 2025	September 26, 2025	October 15, 2025	17.0032	1,660
October 30, 2025	October 31, 2025	November 17, 2025	17.0905	1,979
November 28, 2025	November 28, 2025	December 15, 2025	16.4131	1,900
December 30, 2025	December 30, 2025	January 30, 2026	17.1494	1,985
			$195.2322	$19,907

Declaration Date	Record Date	Payment Date	Per Unit	Amount
March 28, 2024	March 28, 2024	April 5, 2024	$5.6624	$252
May 13, 2024	May 28, 2024	June 6, 2024	37.1568	1,657
August 13, 2024	August 28, 2024	September 6, 2024	35.7895	2,025
October 31, 2024	October 31, 2024	November 13, 2024	62.9280	4,325
November 27, 2024	November 29, 2024	December 12, 2024	18.9414	1,406
December 27, 2024	December 27, 2024	January 30, 2025	22.2167	1,894
			$182.6948	$11,559

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

Under our Unit Repurchase Program, to the extent we offer to repurchase units in any particular quarter, we expect to repurchase units pursuant to tender offers using a purchase price equal to the NAV per unit as of the last calendar day of the applicable quarter, except the units that have not been outstanding for at least one year will be repurchased at 98% of such NAV. The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction will be retained by the Company for the benefit of the remaining unitholders. We may, from time to time, waive the Early Repurchase Deduction in our sole discretion.

No unit repurchases were completed during the years ended December 31, 2025 and December 31, 2024 and for the period from December 4, 2023 (inception) to December 31, 2023.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a private, perpetually offered, externally managed, non-diversified, closed-end management investment company, which has elected to be regulated as a BDC under the Investment Company Act. Formed as a Delaware limited liability company on December 8, 2022, we are externally managed by the Investment Adviser, which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. Our Investment Adviser is registered as an investment adviser with the SEC. We have elected to be treated, and expect to qualify annually thereafter, as a RIC under the Code.

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

Portfolio and Investment Activity

Our portfolio and investment activity for the years ended December 31, 2025 and December 31, 2024 and for the period from December 4, 2023 (inception) to December 31, 2023 is presented below (information at amortized cost unless otherwise indicated) (dollars in thousands):

	Year ended December 31,		For the period from December 4, 2023 (Inception) to December 31,
	2025	2024	2023
Total investments, beginning of period	$316,371	$105,495	$—
New investments purchased (1)	260,124	219,683	110,637
Net accretion of discount on investments (1)	1,088	3,414	42
Payment-in-kind interest and fees capitalized	751	417	—
Net realized gain (loss) on investments	344	(2,390)	259
Investments repaid (1)	(32,118)	(10,248)	(5,443)
Total investments, end of period	$546,560	$316,371	$105,495

Portfolio Companies at beginning of period	50	22	—
Number of new Portfolio Companies	50	28	25
Number of exited Portfolio Companies (2)	(4)	—	(3)
Portfolio Companies at end of period	96	50	22

(1)
Includes reorganizations and restructuring of investments.
(2)
For the year ended December 31, 2025, there were four portfolio companies that repaid their loans in full. For the year ended December 31, 2024, there were no portfolio companies that repaid loans in full. The period from December 4, 2023 (inception) to December 31, 2023 includes two portfolio companies which repaid loans in full between when the initial acquisition of a portfolio of loans and commitments was entered into on June 30, 2023, and when the transaction closed on December 4, 2023.

Our portfolio composition and weighted average yields as of December 31, 2025 and December 31, 2024 were as follows (dollars in millions):

	December 31, 2025	December 31, 2024
Weighted average yield on debt investments, at amortized cost (1)	9.1%	10.0%
Weighted average yield on debt investments, at fair value (1)	9.1%	10.0%
Weighted average EBITDA (2)	$228	$209
Weighted average loan-to-value (“LTV”) (3)	39%	39%
Percentage of first lien secured debt portfolio investments, at fair value	99.7%	98.8%
Percentage of debt investments bearing a floating rate, at fair value	99.9%	99.9%
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

As of December 31, 2025 and December 31, 2024, there were no investments on non-accrual status.

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

Results of Operations

Operating results for the years ended December 31, 2025 and December 31, 2024 and for the period from December 4, 2023 (inception) to December 31, 2023 was as follows (in thousands):

	Year ended December 31,		For the period from December 4, 2023 (Inception) to December 31,
	2025	2024	2023
Total investment income	$42,100	$22,485	$936
Net expenses	21,772	11,850	1,807
Net investment income	20,328	10,635	(871)
Net realized gain (loss)	344	(2,390)	259
Net change in unrealized appreciation (depreciation)	(3,091)	865	1,393
Net increase in member’s capital resulting from operations	$17,581	$9,110	$781

Net increase in member’s capital resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income

Investment income, was as follows (in thousands):

	Year ended December 31,		For the period from December 4, 2023 (Inception) to December 31,
	2025	2024	2023
Interest income	$40,268	$21,592	$923
Payment-in-kind interest income	781	349	—
Other income	1,051	544	13
Total investment income	$42,100	$22,485	$936

For the years ended December 31, 2025 and December 31, 2024 and for the period from December 4, 2023 (inception) to December 31, 2023, total investment income was $42.1 million, $22.5 million and $0.9 million, respectively, driven primarily by our deployment of capital. The size of our investment portfolio at fair value increased to $545.7 million at December 31, 2025 from $318.6 million at December 31, 2024. The size of our investment portfolio at fair value increased to $318.6 million at December 31, 2024 from $106.9 million at December 31, 2023.

Expenses

Expenses were as follows (in thousands):

	Year ended December 31,		For the period from December 4, 2023 (Inception) to December 31,
	2025	2024	2023
Interest and other financing expenses	$19,409	$9,021	$451
Management fees	2,352	1,256	60
Income-based incentive fees	2,247	1,247	—
Capital gains incentive fees	—	(174)	207
Organization costs	—	—	818
Other general and administrative expenses	2,363	2,829	538
Total expenses before Fee Waiver	26,371	14,179	2,074
Management fees waived	(2,352)	(1,256)	(60)
Incentive fees waived	(2,247)	(1,073)	(207)
Net expenses	$21,772	$11,850	$1,807

For the years ended December 31, 2025 and December 31, 2024 and for the period from December 4, 2023 (inception) to December 31, 2023, net expenses were $21.8 million, $11.9 million and $1.8 million, respectively, primarily attributable to interest and other financing expenses and the recognition of initial organization costs, partially offset by the Fee Waivers from our Investment Adviser.

Interest and other financing expenses

Total interest expense (including unused fees, amortization of deferred financing costs and debt issuance costs) of $19.4 million, $9.0 million and $0.5 million, respectively, for the years ended December 31, 2025 and December 31, 2024 and for the period from December 4, 2023 (inception) to December 31, 2023 was driven by $257.6 million, $101.2 million and $60.8 million, respectively, of average borrowings under our credit facility and bridge loan financing.

Management fees

For the years ended December 31, 2025 and December 31, 2024 and for the period from December 4, 2023 (inception) to December 31, 2023, management fees were $2.4 million, $1.3 million and $0.1 million, respectively. Management fees are incurred at an annual rate of 1.25% of the average value of our net assets at the end of the most recently completed calendar quarter. The Investment Adviser has agreed to waive the management fee from inception through December 31, 2025, which resulted in a waiver of $2.4 million, $1.3 million and $0.1 million, respectively, for the years ended December 31, 2025 and December 31, 2024 and for the period from December 4, 2023 (inception) to December 31, 2023. See “Item 1 Business — Fee Waiver Agreement” for more information.

Incentive fees

For the years ended December 31, 2025 and December 31, 2024 and for the period from December 4, 2023 (inception) to December 31, 2023, total incentive fees were $2.2 million, $1.1 million and $0.2 million, respectively. The Investment Adviser has agreed to waive the incentive fee from inception through December 31, 2025, which resulted in a waiver of $2.2 million, $1.1 million and $0.2 million, respectively, for the years ended December 31, 2025 and December 31, 2024 and for the period from December 4, 2023 (inception) to December 31, 2023. See “Item 1 Business — Fee Waiver Agreement” for more information.

Organization costs

Organization costs include expenses incurred in our initial formation. Organization costs of $0.8 million were expensed upon the initial closing on December 7, 2023.

Net Realized Gain (Loss)

Net realized gain (loss) was comprised of the following (in thousands):

	Year ended December 31,		For the period from December 4, 2023 (Inception) to December 31,
	2025	2024	2023
Non-controlled/non-affiliated investments
Net realized gains (losses)	$344	$(2,390)	$259

For the year ended December 31, 2025, we recognized $0.3 million gross realized gains on investments and no realized losses on investments. For the year ended December 31, 2024, we recognized no gross realized gains on investments and recognized gross realized losses of $2.4 million on investments. The net realized loss on investments was comprised of a $2.4 million loss on the restructuring of one investment which was primarily reclassified from unrealized appreciation (depreciation) on investments during the year ended December 31, 2024. For the period from December 4, 2023 (inception) to December 31, 2023, we recognized gross realized gains of $0.3 million and no gross realized losses, resulting in net realized gains on investments of $0.3 million.

Net Unrealized Appreciation (Depreciation)

Net unrealized appreciation (depreciation) was comprised of the following (in thousands):

	Year ended December 31,		For the period from December 4, 2023 (Inception) to December 31,
	2025	2024	2023
Non-controlled/non-affiliated investments
Net unrealized appreciation (depreciation)	$(3,091)	$865	$1,393

For the year ended December 31, 2025, we recognized gross unrealized appreciation on investments of $2.4 million and gross unrealized depreciation on investments of $5.5 million, resulting in net change in unrealized depreciation of $3.1 million on investments. For the year ended December 31, 2024, we recognized gross unrealized appreciation on investments of $2.4 million and gross unrealized depreciation on investments of $1.5 million, including the impact of transferring unrealized appreciation (depreciation) to realized gains (losses), resulting in net change in unrealized appreciation of $0.9 million on investments. For the period from December 4, 2023 (inception) to December 31, 2023, we recognized gross unrealized appreciation on investments of $1.5 million and gross unrealized depreciation on investments of $0.1 million, including the impact of transferring unrealized appreciation (depreciation) to realized gains (losses), resulting in net change in unrealized appreciation of $1.4 million on investments through our first period of operations.

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

As of December 31, 2025, we had one Senior Secured Credit Facility outstanding with a maximum available amount of $400 million and a Revolving Credit Facility with an aggregate available amount of $51.2 million. We may enter into additional credit facilities, increase the size of our existing credit facilities or issue additional debt securities, including debt securitizations and unsecured debt. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the Investment Company Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness is at least 150%.

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

Debt

As of December 31, 2025, we had an aggregate principal amount of $332.6 million of debt outstanding under the credit facilities. The Senior Secured Credit Facility matures on December 7, 2029, unless there is an earlier termination or an acceleration following an event of default. Availability under the Revolving Credit Facility will terminate on the earlier of March 20, 2026, which may be extended for up to two additional one-year periods, subject to the consent of the administrative agent and extending lender, and the date of termination of the revolving commitments thereunder.

See Note 6 to the consolidated financial statements for information on the Company’s debt.

Member’s Capital

See Note 7 to the consolidated financial statements for information on the Company’s common units and related capital activities.

Distributions

The Board authorizes and declares distribution amounts per unit. The following tables present distributions that were declared during the years ended December 31, 2025 and December 31, 2024 (in thousands, except per unit data):

Declaration Date	Record Date	Payment Date	Per Unit	Amount
January 30, 2025	January 31, 2025	February 21, 2025	$16.8030	$1,571
February 26, 2025	February 28, 2025	March 17, 2025	15.9745	1,559
March 27, 2025	March 27, 2025	April 15, 2025	15.9830	1,560
April 29, 2025	April 30, 2025	May 15, 2025	14.5059	1,416
May 29, 2025	May 30, 2025	June 16, 2025	16.8030	1,640
June 24, 2025	June 26, 2025	July 15, 2025	14.8487	1,449
July 28, 2025	July 30, 2025	August 15, 2025	15.9106	1,553
August 29, 2025	August 29, 2025	September 15, 2025	16.7473	1,635
September 26, 2025	September 26, 2025	October 15, 2025	17.0032	1,660
October 30, 2025	October 31, 2025	November 17, 2025	17.0905	1,979
November 28, 2025	November 28, 2025	December 15, 2025	16.4131	1,900
December 30, 2025	December 30, 2025	January 30, 2026	17.1494	1,985
			$195.2322	$19,907

Declaration Date	Record Date	Payment Date	Per Unit	Amount
March 28, 2024	March 28, 2024	April 5, 2024	$5.6624	$252
May 13, 2024	May 28, 2024	June 6, 2024	37.1568	1,657
August 13, 2024	August 28, 2024	September 6, 2024	35.7895	2,025
October 31, 2024	October 31, 2024	November 13, 2024	62.9280	4,325
November 27, 2024	November 29, 2024	December 12, 2024	18.9414	1,406
December 27, 2024	December 27, 2024	January 30, 2025	22.2167	1,894
			$182.6948	$11,559

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

Under the unit repurchase plan, to the extent the Company offers to repurchase units in any particular quarter, it is expected to repurchase units pursuant to tender offers using a purchase price equal to the NAV per unit as of the last calendar day of the applicable quarter, except that units that have not been outstanding for at least one year will be repurchased at 98% of such NAV. The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining unitholders.

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

The following tables summarize the total number of common units issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the years ended December 31, 2025 and December 31, 2024 and for the period from December 4, 2023 (inception) to December 31, 2023 (in thousands, except unit amounts):

Unit Issuance Date	Number of Units Issued	Aggregate Proceeds
January 29, 2025	8,224	$15,000
February 12, 2025	4,135	7,500
September 29, 2025	18,164	32,500
December 31, 2025	13,986	25,000
Total	44,509	$80,000

Unit Issuance Date	Number of Units Issued	Aggregate Proceeds
July 18, 2024	8,007	$15,000
August 15, 2024	4,002	7,500
September 3, 2024	6,778	12,500
October 1, 2024	2,694	5,000
October 16, 2024	2,681	5,000
November 13, 2024	5,482	10,000
December 2, 2024	11,028	20,000
Total	40,672	$75,000

Unit Issuance Date	Number of Units Issued	Aggregate Proceeds
December 7, 2023	29,958	$55,998
December 27, 2023	13,618	25,000
Total	43,576	$80,998

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

From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. At December 31, 2025, management is not aware of any pending or threatened litigation.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio. Uncertainty with respect to the imposition of tariffs on and trade disputes with certain countries, the fluctuations in global interest rates, U.S. military actions overseas, the ongoing conflicts in the Middle East and Ukraine and concerns over future increases in inflation or adverse investor sentiment generally, introduced significant volatility in the financial markets, and the effects of this volatility could materially impact our market risks, including those listed below. For additional information concerning potential impact on our business and our operating results, see “Item 1A. Risk Factors.”

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

As of December 31, 2025, 99.9% of our debt portfolio investments bore interest at variable rates, and typically have durations of one to six months after which they reset to current market interest rates, and substantially all are subject to certain floors. Our Senior Secured Credit Facility bears interest at a Term SOFR or a Base Rate, in each case plus an applicable margin equal to 2.15% for borrowings that reference Term SOFR and 1.15% for borrowings that reference the Base Rate. Our Revolving Credit Facility bears interest at a Term SOFR or a Base Rate, in each case plus an applicable margin equal to 2.50% for borrowings that reference Term SOFR and 1.50% for borrowings that reference the Alternate Base Rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

The following table shows the estimated annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio and outstanding debt as of December 31, 2025, assuming no changes in our investment and borrowing structure (in thousands):

Basis Point Change	Interest Income	Interest Expense	Net Income
Up 200 basis points	$10,954	$(6,652)	$4,302
Up 100 basis points	5,477	(3,326)	2,151
Up 50 basis points	2,739	(1,663)	1,076
Down 50 basis points	(2,739)	1,663	(1,076)
Down 100 basis points	(5,477)	3,326	(2,151)
Down 200 basis points	(10,954)	6,652	(4,302)

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the member and the Board of Directors of Senior Credit Investments, LLC

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying consolidated statements of assets and liabilities of Senior Credit Investments, LLC (the “Company”), including the consolidated schedules of investments, as of December 31, 2025 and 2024, the related consolidated statements of operations, cash flows, changes in member’s capital, and the consolidated financial highlights for the years ended December 31, 2025, and 2024, and for the period from December 4, 2023 (inception) to December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations, changes in member’s capital, cash flows and financial highlights for the years ended December 2025, and 2024, and for the period from December 4, 2023 (inception) to December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2025 and 2024, by correspondence with the custodian, loan agents, and borrowers. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

New York, New York
March 19, 2026

We have served as the Company's auditor since 2023.

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Statement of Assets and Liabilities

(In thousands, except unit and per unit data)

	December 31, 2025	December 31, 2024
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (amortized cost of $546,560 and $316,371, at December 31, 2025 and December 31, 2024, respectively)	$545,727	$318,629
Cash and cash equivalents	4,894	2,162
Restricted cash	14,285	6,698
Interest receivable	2,536	1,946
Deferred financing costs	3,876	3,502
Prepaid expenses and other assets	314	261
Total assets	$571,632	$333,198
Liabilities
Debt	$332,579	$173,603
Distributions payable	1,985	1,894
Interest payable	4,508	2,922
Accrued expenses and other liabilities	555	448
Total liabilities	$339,627	$178,867
Commitments and contingencies (Note 9)
Member’s Capital
Common units (129,757 and 85,248 units issued and outstanding, at December 31, 2025 and December 31, 2024, respectively)	$235,318	$155,318
Accumulated distributed earnings (losses)	(3,313)	(987)
Total member’s capital	$232,005	$154,331
Total liabilities and member’s capital	$571,632	$333,198

Net Asset Value Per Unit
Net assets	$232,005	$154,331
Common units outstanding (1,000,000,000 units authorized, at December 31, 2025 and December 31, 2024)	129,757	85,248
Net asset value per unit	$1,787.98	$1,810.37

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Statement of Operations

(In thousands, except unit and per unit data)

	Year ended December 31,		For the period from December 4, 2023 (Inception) to December 31,
	2025	2024	2023
Investment Income
Non-controlled/non-affiliated investments
Interest income	$40,268	$21,592	$923
Payment-in-kind interest income	781	349	—
Other income	1,051	544	13
Total investment income	42,100	22,485	936
Operating Expenses
Interest and other financing expenses	19,409	9,021	451
Management fees	2,352	1,256	60
Income-based incentive fees	2,247	1,247	—
Capital gains incentive fees	—	(174)	207
Organization costs	—	—	818
Other general and administrative expenses	2,363	2,829	538
Total expenses before Fee Waiver	26,371	14,179	2,074
Management fees waived	(2,352)	(1,256)	(60)
Incentive fees waived	(2,247)	(1,073)	(207)
Net expenses	21,772	11,850	1,807
Net investment income	20,328	10,635	(871)
Net Realized Gain (Loss) and Change in Unrealized Appreciation (Depreciation)
Net realized gain (loss):
Non-controlled/non-affiliated investments	344	(2,390)	259
Net realized gain (loss)	344	(2,390)	259
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(3,091)	865	1,393
Net change in unrealized appreciation (depreciation)	(3,091)	865	1,393
Net realized gain (loss) and change in unrealized appreciation (depreciation)	(2,747)	(1,525)	1,652
Net Increase in Member’s Capital Resulting from Operations	$17,581	$9,110	$781
Net Increase in Net Assets Resulting from Operations - Basic and Diluted (Note 8)	$173.70	$166.09	$25.88
Weighted Average Units Outstanding (Note 8)	101,217	54,851	30,180

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Statement of Changes in Member’s Capital

(In thousands, except unit and per unit data)

	Year ended December 31,		For the period from December 4, 2023 (Inception) to December 31,
	2025	2024	2023
Net Increase (Decrease) in Member’s Capital Resulting from Operations
Net investment income	$20,328	$10,635	$(871)
Net realized gains (losses)	344	(2,390)	259
Net change in unrealized appreciation (depreciation)	(3,091)	865	1,393
Net increase in member’s capital resulting from operations	17,581	9,110	781

Distributions to Unitholders
Distributions declared	(19,907)	(11,559)	—
Net decrease in member’s capital resulting from distributions to unitholders	(19,907)	(11,559)	—

Capital Transactions
Issuance of common units	80,000	75,000	80,998
Net increase in member’s capital from common unit transactions	80,000	75,000	80,998

Member’s Capital
Total increase (decrease) in member’s capital during the period	77,674	72,551	81,779
Member’s capital, beginning of period	154,331	81,780	1
Member’s Capital at End of Period	$232,005	$154,331	$81,780

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Statement of Cash Flows

(In thousands, except unit and per unit data)

	Year ended December 31,		For the period from December 4, 2023 (Inception) to December 31,
	2025	2024	2023
Operating Activities
Net increase in member’s capital resulting from operations	$17,581	$9,110	$781
Adjustments to reconcile net increase in member’s capital resulting from operations to net cash used in operating activities:
Net realized (gains) losses on investments	(344)	2,390	(259)
Net change in unrealized (appreciation) depreciation on investments	3,091	(865)	(1,393)
Net accretion of discount and amortization of premium	(1,088)	(1,024)	(42)
Amortization of deferred financing costs	1,458	521	36
Amortization of offering costs	—	635	47
Payment-in-kind interest and fees capitalized	(751)	(417)	—
Purchase of investments	(260,124)	(214,485)	(110,637)
Proceeds from sale of investments and principal repayments	32,118	3,203	5,443
Changes in assets and liabilities:
Interest receivable	(590)	(1,960)	(529)
Prepaid expenses and other assets	(53)	70	(331)
Interest payable	1,586	2,554	368
Due to Investment Adviser	—	(943)	943
Accrued expenses and other liabilities	129	(13)	431
Net Cash Used in Operating Activities	(206,987)	(201,224)	(105,142)
Financing Activities
Borrowings on debt	299,300	152,709	143,283
Repayments on debt	(140,324)	(45,400)	(76,989)
Financing costs paid and deferred	(1,854)	(1,440)	(2,589)
Offering costs paid and deferred	—	(682)	—
Proceeds from issuance of common units	80,000	75,000	80,998
Distributions paid to unitholders	(19,816)	(9,665)	—
Net Cash Provided by Financing Activities	217,306	170,522	144,703
Cash and Cash Equivalents and Restricted Cash
Net increase (decrease) in cash and cash equivalents and restricted cash	10,319	(30,702)	39,561
Cash and cash equivalents and restricted cash, beginning of period	8,860	39,562	1
Cash and cash equivalents and restricted cash, end of period	$19,179	$8,860	$39,562

Supplemental Disclosure of Non-Cash Information
Cash paid for interest	$16,366	$5,946	$47
Cash paid for taxes, net of refunds	(8)	8	—
Accrued but unpaid debt financing costs	7	29	262
Accrued but unpaid offering costs	—	—	682
Distributions payable	1,985	1,894	—
Non-cash purchases of investments in restructuring	—	(5,198)	—
Non-cash sales/paydowns of investments in restructuring	—	7,045	—

The following table presents cash and cash equivalents and restricted cash by category within the Consolidated Statement of Assets and Liabilities (in thousands):

	December 31, 2025	December 31, 2024	December 31, 2023
Cash and cash equivalents	$4,894	$2,162	$39,094
Restricted cash	14,285	6,698	468
Cash and cash equivalents and restricted cash	$19,179	$8,860	$39,562

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except unit and per unit data)

Portfolio Company (5)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Member’s Capital	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Aerospace & Defense
GB Eagle Buyer, Inc.	First Lien Term Loan	S + 4.50%	11/29/2030	$7,952	$7,874	$7,873		9
GB Eagle Buyer, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	11/29/2030	—	(9)	(19)		23
GB Eagle Buyer, Inc.	First Lien Revolver	S + 4.50%	11/29/2030	—	(1)	(1)		23
PPW Aero Buyer, Inc.	First Lien Term Loan	S + 5.00%	9/30/2031	916	907	909		9
PPW Aero Buyer, Inc.	First Lien Delayed Draw Term Loan	S + 5.00%	9/30/2031	—	(16)	(27)		23
PPW Aero Buyer, Inc.	First Lien Revolver	S + 5.00%	9/30/2031	—	(1)	(1)		23
Titan BW Borrower L.P.	First Lien Term Loan	S + 5.38% (includes 2.88% PIK)	7/26/2032	5,017	4,970	5,017		9
Titan BW Borrower L.P.	First Lien Delayed Draw Term Loan	S + 4.75%	7/26/2032	—	(2)	—		23
Titan BW Borrower L.P.	First Lien Revolver	S + 4.75%	7/26/2032	—	(1)	—		23
West Star Aviation Acquisition, LLC	First Lien Term Loan	S + 4.50%	5/20/2032	7,041	6,992	7,041		8
West Star Aviation Acquisition, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	5/20/2032	689	682	690		8,23
West Star Aviation Acquisition, LLC	First Lien Revolver	S + 4.50%	5/20/2032	18	17	18		8,23
					21,412	21,500	9.3%
Air Freight & Logistics
Capstone Acquisition Holdings, Inc.	First Lien Term Loan	S + 4.50%	11/12/2029	4,617	4,549	4,617		8
Capstone Acquisition Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	11/12/2029	727	722	727		8
Seko Global Logistics Network, LLC	First Lien Term Loan, Last-out	S + 7.00% (includes 5.00% PIK)	5/27/2030	1,714	1,633	1,714		9
Zeppelin Holdco II, LP	First Lien Term Loan	S + 4.75%	8/2/2032	2,600	2,575	2,574		9
Zeppelin Holdco II, LP	First Lien Delayed Draw Term Loan	S + 4.75%	8/2/2032	—	(3)	(8)		23
Zeppelin Holdco II, LP	First Lien Revolver	S + 4.75%	8/2/2032	—	(1)	(1)		23
					9,475	9,623	4.1%
Chemicals
ASP Meteor Acquisition Co LLC	First Lien Term Loan	S + 6.00%	9/1/2029	1,425	1,379	1,411		9
ASP Meteor Acquisition Co LLC	First Lien Delayed Draw Term Loan	S + 6.00%	9/1/2029	1,266	1,225	1,253		9
Aurora Plastics, LLC	First Lien Term Loan	S + 4.75%	8/12/2030	2,636	2,538	2,610		8
Aurora Plastics, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	8/12/2030	1,004	944	994		8
Aurora Plastics, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	8/12/2030	—	(1)	(1)		23
					6,085	6,267	2.7%
Commercial Services & Supplies
Firebird Acquisition Corp, Inc	First Lien Term Loan	S + 5.00% (includes 2.75% PIK)	2/2/2032	4,306	4,287	4,306		9
Firebird Acquisition Corp, Inc	First Lien Delayed Draw Term Loan	S + 4.50%	2/2/2032	1,009	1,001	1,009		9,23
Firebird Acquisition Corp, Inc	First Lien Revolver	S + 4.50%	2/2/2032	—	(1)	—		23
Geo TopCo Corporation	First Lien Term Loan	S + 4.50%	10/15/2031	7,134	7,072	7,134		9
Geo TopCo Corporation	First Lien Delayed Draw Term Loan	S + 4.50%	10/15/2031	1,295	1,277	1,295		9,23
Geo TopCo Corporation	First Lien Revolver	S + 4.50%	10/15/2031	33	31	32		9,23
Hercules Borrower LLC	First Lien Term Loan	S + 4.75%	12/15/2028	1,396	1,384	1,382		9
Hercules Borrower LLC	First Lien Delayed Draw Term Loan	S + 4.75%	12/15/2028	—	(9)	(21)		23
Hercules Borrower LLC	First Lien Delayed Draw Term Loan	S + 4.75%	12/15/2028	—	(9)	(21)		23
The Hiller Companies, LLC	First Lien Term Loan	S + 5.00%	6/20/2030	2,289	2,270	2,289		8
The Hiller Companies, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	6/20/2030	599	594	599		8,23
The Hiller Companies, LLC	First Lien Revolver	S + 5.00%	6/20/2030	—	(1)	—		23
NRO Holdings III Corp.	First Lien Term Loan	S + 5.25%	7/15/2031	188	185	187		9
NRO Holdings III Corp.	First Lien Delayed Draw Term Loan	S + 5.25%	7/15/2031	37	36	37		9,23
NRO Holdings III Corp.	First Lien Revolver	S + 5.25%	7/15/2030	22	21	22		8,23

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Schedule of Investments - Continued

December 31, 2025

(In thousands, except unit and per unit data)

Portfolio Company (5)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Member’s Capital	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Commercial Services & Supplies, continued
Pearl Acquisition Buyer, Inc.	First Lien Term Loan	S + 4.50%	12/31/2032	$6,096	$6,066	$6,066		9
Pearl Acquisition Buyer, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	12/31/2032	—	(5)	(10)		23
Pearl Acquisition Buyer, Inc.	First Lien Revolver	S + 4.50%	12/31/2032	8	7	7		9,23
Pike Corporation	First Lien Term Loan	S + 4.50%	12/20/2032	7,045	7,010	7,010		9
Pike Corporation	First Lien Delayed Draw Term Loan	S + 4.50%	12/20/2032	—	(4)	(8)		23
Pike Corporation	First Lien Revolver	S + 4.50%	12/20/2032	—	(1)	(1)		23
Polyphase Elevator Holding Co	First Lien Term Loan	S + 5.00%	11/24/2032	5,380	5,340	5,339		9
Polyphase Elevator Holding Co	First Lien Delayed Draw Term Loan	S + 5.00%	11/24/2032	362	359	356		9,23
Polyphase Elevator Holding Co	First Lien Revolver	S + 5.00%	11/24/2032	—	(1)	(1)		23
Populous Global II, LLC	First Lien Term Loan	S + 4.50%	4/12/2032	6,776	6,714	6,776		9
Populous Global II, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	4/12/2032	—	(3)	—		23
Populous Global II, LLC	First Lien Revolver	S + 4.50%	4/11/2031	—	(1)	—		23
					43,619	43,784	18.9%
Diversified Consumer Services
Any Hour LLC	First Lien Term Loan	S + 5.25%	5/23/2030	6,760	6,680	6,591		9
Any Hour LLC	First Lien Delayed Draw Term Loan	S + 5.25%	5/23/2030	191	179	142		9,23
Any Hour LLC	First Lien Revolver	S + 5.25%	5/23/2030	124	122	120		9,23
Apex Service Partners, LLC	First Lien Term Loan	S + 5.00%	10/24/2030	1,880	1,863	1,880		9
Apex Service Partners, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	10/24/2030	3,795	3,755	3,795		9,23
Apex Service Partners, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	10/24/2030	—	(15)	(30)		23
Barbri Holdings, Inc.	First Lien Term Loan	S + 5.00%	4/30/2030	7,995	7,962	7,995		9
KL Stockton Intermediate II, LLC	First Lien Term Loan	13.00% PIK	5/23/2031	364	359	362
National Express Wash Parent Intermediate Holdco, LLC	First Lien Term Loan	S + 5.00%	7/16/2029	1,673	1,659	1,673		9
National Express Wash Parent Intermediate Holdco, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	7/16/2029	1,259	1,237	1,259		10,23
National Express Wash Parent Intermediate Holdco, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	7/16/2029	1,115	1,115	1,115		9
National Express Wash Parent Intermediate Holdco, LLC	First Lien Revolver	S + 5.00%	7/16/2029	22	21	22		10,23
Redwood Services, LP	First Lien Term Loan	S + 4.75%	6/16/2032	3,069	3,040	3,069		9
Redwood Services, LP	First Lien Delayed Draw Term Loan	S + 4.75%	6/16/2032	69	64	69		9,23
Redwood Services, LP	First Lien Revolver	S + 4.75%	6/16/2032	—	(1)	—		23
Spotless Brands, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	7/25/2028	482	471	457		9,23
Wrench Group, LLC	First Lien Term Loan	S + 4.75%	9/3/2032	5,741	5,686	5,698		9
Wrench Group, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	9/3/2032	—	(3)	(6)		23
Wrench Group, LLC	First Lien Revolver	S + 4.75%	9/3/2031	—	(1)	(1)		23
					34,193	34,210	14.7%
Electrical Equipment
Trystar, LLC	First Lien Term Loan	S + 4.25%	8/6/2031	5,096	5,053	5,071		9
Trystar, LLC	First Lien Term Loan	S + 4.25%	8/6/2031	2,038	2,021	2,028		9
Trystar, LLC	First Lien Delayed Draw Term Loan	S + 4.25%	8/6/2031	598	584	585		9,23
Trystar, LLC	First Lien Revolver	S + 4.25%	8/6/2031	—	(1)	(1)		23
Wildcat Topco, Inc	First Lien Term Loan	S + 4.50%	11/17/2031	5,013	4,969	5,013		9
Wildcat Topco, Inc	First Lien Delayed Draw Term Loan	S + 4.50%	11/17/2031	—	(4)	—		23
Wildcat Topco, Inc	First Lien Revolver	P + 3.75%	11/17/2031	—	(1)	—		23
					12,621	12,696	5.5%

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Schedule of Investments - Continued

December 31, 2025

(In thousands, except unit and per unit data)

Portfolio Company (5)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Member’s Capital	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Electronic Equipment, Instruments & Components
Dwyer Instruments, LLC	First Lien Term Loan	S + 4.75%	7/20/2029	$880	$872	$880		9
Dwyer Instruments, LLC	First Lien Term Loan	S + 4.75%	7/20/2029	2,767	2,732	2,767		9
Dwyer Instruments, LLC	First Lien Term Loan	S + 4.75%	7/20/2029	1,226	1,216	1,226		9
Dwyer Instruments, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	7/20/2029	2,084	2,064	2,084		9
Dwyer Instruments, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	7/20/2029	3,242	3,197	3,242		9
Dwyer Instruments, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	7/20/2029	160	159	160		9
Dwyer Instruments, LLC	First Lien Revolver	S + 4.75%	7/20/2029	54	53	54		9,23
					10,293	10,413	4.5%
Financial Services
Arax Midco, LLC	First Lien Term Loan	S + 5.00%	4/11/2029	2,221	2,202	2,221		9
Arax Midco, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	4/11/2029	—	(11)	—		23
SitusAMC Holdings Corporation	First Lien Term Loan	S + 5.50%	5/14/2031	9,486	9,440	9,438		9
					11,631	11,659	5.0%
Food Products
Les Aliments Multibar Inc.	First Lien Term Loan	S + 5.75%	4/17/2031	80	79	80		9,20
Nellson Nutraceutical, LLC	First Lien Term Loan	S + 5.75%	4/17/2031	1,162	1,146	1,162		9
Nellson Nutraceutical, LLC	First Lien Delayed Draw Term Loan	S + 5.75%	4/17/2031	—	(1)	—		23
Nellson Nutraceutical, LLC	First Lien Revolver	S + 5.75%	4/17/2031	17	16	17		9,23
					1,240	1,259	0.5%
Health Care Equipment & Supplies
Perkinelmer U.S. LLC	First Lien Term Loan	S + 4.75%	3/13/2029	570	568	568		8
Perkinelmer U.S. LLC	First Lien Term Loan	S + 4.75%	3/13/2029	8,414	8,239	8,372		8
Perkinelmer U.S. LLC	First Lien Delayed Draw Term Loan	S + 4.75%	3/13/2029	—	(5)	(10)		23
Spruce Bidco II Inc.	First Lien Term Loan	C + 4.75%	1/30/2032	CAD 194	132	141		11
Spruce Bidco II Inc.	First Lien Term Loan	S + 4.75%	1/30/2032	8,037	7,928	8,037		10
Spruce Bidco II Inc.	First Lien Term Loan	T + 5.00%	1/30/2032	JPY 20,745	132	132		17
Spruce Bidco II Inc.	First Lien Revolver	S + 4.75%	1/30/2032	—	(2)	—		23
					16,992	17,240	7.4%
Health Care Providers & Services
AB Centers Acquisition Corporation	First Lien Term Loan	S + 5.25%	7/2/2031	7,795	7,697	7,795		8
AB Centers Acquisition Corporation	First Lien Delayed Draw Term Loan	S + 5.25%	7/2/2031	511	499	511		8,23
AB Centers Acquisition Corporation	First Lien Revolver	S + 5.25%	7/2/2031	—	(2)	—		23
AB Centers Acquisition Corporation	First Lien Term Loan	S + 5.25%	7/2/2031	1,135	1,130	1,135		8
Coding Solutions Acquisition, Inc.	First Lien Term Loan	S + 5.00%	8/7/2031	10,663	10,554	10,529		8
Coding Solutions Acquisition, Inc.	First Lien Delayed Draw Term Loan	S + 5.00%	8/7/2031	—	(2)	(5)		23
Coding Solutions Acquisition, Inc.	First Lien Revolver	S + 5.00%	8/7/2031	—	(2)	(2)		23
Petvet Care Centers, LLC	First Lien Term Loan	S + 6.00%	11/15/2030	9,555	9,407	8,791		8
Petvet Care Centers, LLC	First Lien Revolver	S + 6.00%	11/15/2029	15	13	3		8,23
PPV Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	S + 5.25%	8/31/2029	2,734	2,696	2,716		9,23
Quantum Health, Inc.	First Lien Term Loan	S + 4.75%	12/22/2027	4,502	4,466	4,468		9
RCP Nats Purchaser, LLC	First Lien Term Loan	S + 5.00%	3/19/2032	1,165	1,154	1,165		9
RCP Nats Purchaser, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	3/19/2032	—	(1)	—		23
RCP Nats Purchaser, LLC	First Lien Revolver	S + 5.00%	3/19/2032	—	—	—		23
Solis Mammography Buyer, Inc.	First Lien Term Loan	S + 5.00%	5/31/2032	4,197	4,138	4,197		9
Solis Mammography Buyer, Inc.	First Lien Delayed Draw Term Loan	S + 5.00%	5/31/2032	—	(3)	—		23
Solis Mammography Buyer, Inc.	First Lien Revolver	S + 5.00%	5/29/2030	—	(1)	—		23
USHV Management, LLC	First Lien Term Loan	S + 5.00%	9/8/2032	2,140	2,119	2,140		9
USHV Management, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	9/8/2032	228	224	228		9,23
USHV Management, LLC	First Lien Revolver	P + 4.00%	9/8/2031	17	16	17		15,23
					44,102	43,688	18.8%

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Schedule of Investments - Continued

December 31, 2025

(In thousands, except unit and per unit data)

Portfolio Company (5)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Member’s Capital	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Health Care Technology
AGS Health BCP Holdings, Inc	First Lien Term Loan	S + 4.50%	8/2/2032	$2,583	$2,577	$2,577		9
AGS Health BCP Holdings, Inc	First Lien Delayed Draw Term Loan	S + 4.50%	8/2/2032	—	(1)	(2)		23
AGS Health BCP Holdings, Inc	First Lien Revolver	S + 4.50%	8/2/2032	—	—	—		23
AGS Health BCP LLC	First Lien Term Loan	S + 4.50%	8/2/2032	1,357	1,354	1,354		9
AGS Health BCP LLC	First Lien Delayed Draw Term Loan	S + 4.50%	8/2/2032	—	(1)	(1)		23
AGS Health BCP LLC	First Lien Revolver	S + 4.50%	8/2/2032	—	—	—		23
Brilliance Technologies, Inc.	First Lien Term Loan	S + 4.50%	3/11/2032	3,269	3,254	3,269		8
Brilliance Technologies, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	3/11/2032	5,231	5,206	5,231		8
Brilliance Technologies, Inc.	First Lien Revolver	S + 4.50%	3/11/2032	—	—	—		23
DeLorean Purchaser, Inc.	First Lien Term Loan	S + 4.75%	12/16/2031	6,943	6,850	6,891		9
DeLorean Purchaser, Inc.	First Lien Revolver	S + 4.75%	12/16/2031	—	(2)	(1)		23
Kona Buyer, LLC	First Lien Term Loan	S + 4.50%	7/23/2031	5,186	5,143	5,174		9
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	7/23/2031	304	302	304		9
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	7/23/2031	86	85	85		9
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	7/23/2031	—	—	(5)		23
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	7/23/2031	—	—	(2)		23
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	7/23/2031	—	—	(3)		23
Kona Buyer, LLC	First Lien Revolver	S + 4.50%	7/23/2031	—	—	—		23
Kona Buyer, LLC	First Lien Revolver	S + 4.50%	7/23/2031	—	(1)	—		23
VaxCare Intermediate II LLC	First Lien Term Loan	S + 4.50%	6/17/2032	3,432	3,399	3,432		10
VaxCare Intermediate II LLC	First Lien Revolver	S + 4.50%	6/17/2032	—	(1)	—		23
					28,164	28,303	12.2%
Hotels, Restaurants & Leisure
Cooper's Hawk Intermediate Holding,LLC	First Lien Term Loan	S + 5.50%	7/29/2031	4,891	4,821	4,854		9
Cooper's Hawk Intermediate Holding,LLC	First Lien Delayed Draw Term Loan	S + 5.50%	7/29/2031	—	(4)	(5)		23
Cooper's Hawk Intermediate Holding,LLC	First Lien Revolver	P + 4.50%	7/29/2031	16	14	15		15,23
					4,831	4,864	2.1%
Insurance
Galway Borrower LLC	First Lien Term Loan	S + 4.50%	9/29/2028	4,994	4,959	4,994		9
Galway Borrower LLC	First Lien Delayed Draw Term Loan	S + 4.50%	9/29/2028	1,419	1,392	1,419		9,23
Galway Borrower LLC	First Lien Delayed Draw Term Loan	S + 4.50%	9/29/2028	94	93	94		9
Galway Borrower LLC	First Lien Revolver	S + 4.50%	9/29/2028	27	26	27		9,23
HIG Operations Holdings, Inc.	First Lien Term Loan	S + 4.50%	6/11/2031	8,626	8,496	8,583		8
HIG Operations Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	6/11/2031	—	—	(8)		23
HIG Operations Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	6/11/2031	—	—	—		23
Integrity Marketing Acquisition, LLC	First Lien Term Loan	S + 5.00%	8/25/2028	6,859	6,810	6,859		9
Integrity Marketing Acquisition, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	8/25/2028	—	(4)	—		23
Integrity Marketing Acquisition, LLC	First Lien Revolver	S + 5.00%	8/25/2028	—	(1)	—		23
Koala Investment Holdings, Inc.	First Lien Term Loan	S + 4.50%	8/30/2032	4,029	3,990	4,019		9
Koala Investment Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	8/30/2032	—	(3)	(2)		23
Koala Investment Holdings, Inc.	First Lien Revolver	S + 4.50%	8/30/2032	—	(1)	—		23
SG Acquisition, Inc.	First Lien Term Loan	S + 4.75%	4/3/2030	10,751	10,731	10,751		9
SG Acquisition, Inc.	First Lien Revolver	S + 4.75%	4/3/2030	—	(1)	—		23
World Insurance Associates, LLC	First Lien Term Loan	S + 5.00%	4/3/2030	4,018	4,018	4,018		9
World Insurance Associates, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	4/3/2030	1,078	1,072	1,078		9,23
World Insurance Associates, LLC	First Lien Revolver	S + 5.00%	4/3/2030	—	—	—		23
					41,577	41,832	18.0%

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Schedule of Investments - Continued

December 31, 2025

(In thousands, except unit and per unit data)

Portfolio Company (5)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Member’s Capital	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
IT Services
ManTech International Corporation	First Lien Term Loan	S + 4.50%	9/14/2029	$836	$836	$836		9
ManTech International Corporation	First Lien Delayed Draw Term Loan	S + 4.50%	9/14/2029	—	—	—		23
Redwood Services Group, LLC	First Lien Term Loan	S + 5.25%	6/15/2029	5,531	5,435	5,531		9
Redwood Services Group, LLC	First Lien Delayed Draw Term Loan	S + 5.25%	6/15/2029	1,364	1,340	1,364		9
Redwood Services Group, LLC	First Lien Delayed Draw Term Loan	S + 5.25%	6/15/2029	4,534	4,468	4,534		9
Saturn Borrower Inc	First Lien Term Loan	S + 6.00%	11/10/2028	1,960	1,936	1,950		9
Saturn Borrower Inc	First Lien Delayed Draw Term Loan	S + 6.00%	11/10/2028	—	(4)	(4)		23
Saturn Borrower Inc	First Lien Revolver	S + 6.00%	11/10/2028	34	33	33		9,23
Tau Buyer, LLC	First Lien Term Loan	S + 4.75%	2/2/2032	4,994	4,949	4,994		9
Tau Buyer, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	2/2/2032	1,146	1,133	1,146		9,23
Tau Buyer, LLC	First Lien Revolver	S + 4.75%	2/2/2032	22	21	22		9,23
Victors Purchaser, LLC	First Lien Term Loan	S + 4.50%	12/23/2032	260	260	259		9
Victors Purchaser, LLC	First Lien Term Loan	S + 4.50%	12/23/2032	8,400	8,328	8,357		9
Victors Purchaser, LLC	First Lien Term Loan	S + 4.50%	12/23/2032	1	1	1		9
Victors Purchaser, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	12/23/2032	—	(6)	(8)		23
Victors Purchaser, LLC	First Lien Revolver	S + 4.50%	12/23/2032	13	12	13		8,23
					28,742	29,028	12.5%
Life Sciences Tools & Services
Advarra Holdings, Inc	First Lien Term Loan	S + 4.50%	9/15/2031	9,631	9,590	9,583		8
Advarra Holdings, Inc	First Lien Term Loan	S + 4.50%	9/15/2031	468	466	466		8
Advarra Holdings, Inc	First Lien Delayed Draw Term Loan	S + 4.50%	9/15/2031	—	(1)	(2)		23
Bracket Intermediate Holding Corp.	First Lien Term Loan	S + 4.75%	10/16/2031	5,753	5,697	5,696		9
Packaging Coordinators Midco, Inc.	First Lien Term Loan	S + 4.50%	10/15/2032	5,673	5,641	5,673		9
Packaging Coordinators Midco, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	10/15/2032	—	—	—		23
Packaging Coordinators Midco, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	10/15/2032	—	(2)	—		23
Packaging Coordinators Midco, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	10/15/2032	33	33	33		9,23
Packaging Coordinators Midco, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	10/15/2032	—	—	—		23
Packaging Coordinators Midco, Inc.	First Lien Delayed Draw Term Loan	SN + 4.50%	10/15/2032	£101	133	135		16
Packaging Coordinators Midco, Inc.	First Lien Revolver	S + 4.50%	10/15/2032	—	(1)	—		23
Signant Finance One Limited	First Lien Term Loan	S + 4.75%	10/16/2031	2,778	2,751	2,750		9,21
Signant Finance One Limited	First Lien Delayed Draw Term Loan	S + 4.75%	10/16/2031	—	(9)	(20)		23
Signant Finance One Limited	First Lien Revolver	S + 4.75%	10/16/2031	—	(1)	(1)		23
Titan Luxco I SARL	First Lien Term Loan	S + 5.00%	6/14/2032	2,747	2,722	2,720		10
Titan Luxco I SARL	First Lien Term Loan	E + 5.00%	6/14/2032	€101	116	118		14
Titan Luxco I SARL	First Lien Delayed Draw Term Loan	S + 5.00%	6/14/2032	—	(4)	(8)		23
Titan Luxco I SARL	First Lien Revolver	S + 5.00%	6/12/2031	38	37	37		9,23
Titan Luxco I SARL	First Lien Revolver	E + 5.00%	6/12/2031	€14	13	13		13,23
					27,181	27,193	11.7%
Machinery
Harvey Tool Company, LLC	First Lien Term Loan	S + 4.75%	8/6/2032	5,925	5,925	5,925		8
Harvey Tool Company, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	8/6/2032	—	(13)	—		23
Harvey Tool Company, LLC	First Lien Revolver	S + 4.75%	8/6/2032	—	(1)	—		23
					5,911	5,925	2.6%
Media
Future Bidco Limited	First Lien Term Loan	S + 5.50%	12/11/2031	101	101	101		7,21,22
Future US Bidco, Inc.	First Lien Term Loan	S + 5.50%	12/11/2031	5,824	5,824	5,824		7,22
Future US Bidco, Inc.	First Lien Delayed Draw Term Loan	S + 5.50%	12/11/2031	—	—	—		22,23
Real Chemistry Intermediate III, Inc.	First Lien Term Loan	S + 4.50%	4/12/2032	5,151	5,127	5,151		9
Real Chemistry Intermediate III, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	4/12/2032	1,248	1,240	1,248		9,23
Real Chemistry Intermediate III, Inc.	First Lien Revolver	S + 4.50%	4/12/2032	—	(1)	—		23

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Schedule of Investments - Continued

December 31, 2025

(In thousands, except unit and per unit data)

Portfolio Company (5)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Member’s Capital	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Media, continued
Swoop Intermediate III, Inc.	First Lien Term Loan	S + 4.50%	4/12/2032	$2,908	$2,894	$2,908		8
Swoop Intermediate III, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	4/12/2032	—	(3)	—		23
Swoop Intermediate III, Inc.	First Lien Revolver	S + 4.50%	4/12/2032	—	(1)	—		23
					15,181	15,232	6.6%
Pharmaceuticals, Biotechnology & Life Sciences
Falcon Parent Holdings, Inc.	First Lien Term Loan	S + 5.00%	11/6/2031	1,083	1,070	1,078		9
Falcon Parent Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 5.00%	11/6/2031	—	—	(3)		23
					1,070	1,075	0.5%
Professional Services
AVSC Holding Corp.	First Lien Term Loan	S + 5.00%	12/5/2031	6,943	6,820	6,926		8
AVSC Holding Corp.	First Lien Revolver	S + 5.00%	12/5/2029	—	(2)	—		23
Carr, Riggs and Ingram Capital, LLC	First Lien Term Loan	S + 4.25%	11/18/2031	3,411	3,381	3,411		9
Carr, Riggs and Ingram Capital, LLC	First Lien Delayed Draw Term Loan	S + 4.25%	11/18/2031	467	457	467		9,23
Carr, Riggs and Ingram Capital, LLC	First Lien Revolver	S + 4.25%	11/18/2031	—	(1)	—		23
Chartwell Cumming Holding Corporation	First Lien Term Loan	S + 4.75%	11/16/2029	6,634	6,493	6,601		8
Chartwell Cumming Holding Corporation	First Lien Term Loan	S + 4.75%	11/16/2029	221	219	220		8
Chartwell Cumming Holding Corporation	First Lien Term Loan	S + 4.75%	11/16/2029	382	380	380		8
Chartwell Cumming Holding Corporation	First Lien Delayed Draw Term Loan	S + 4.75%	11/16/2029	441	431	438		8
Chartwell Cumming Holding Corporation	First Lien Delayed Draw Term Loan	S + 4.75%	11/16/2029	256	254	254		8
Chartwell Cumming Holding Corporation	First Lien Revolver	S + 4.75%	11/16/2029	—	(1)	—		23
Deerfield Dakota Holding, LLC	First Lien Term Loan	S + 5.75% (includes 2.75% PIK)	9/13/2032	9,608	9,516	9,536		9
Deerfield Dakota Holding, LLC	First Lien Revolver	S + 5.25%	9/13/2032	—	(1)	(1)		23
Denali Intermediate Holdings Inc	First Lien Term Loan	S + 5.50%	8/26/2032	5,592	5,538	5,536		8
Denali Intermediate Holdings Inc	First Lien Revolver	S + 5.50%	8/26/2032	—	(1)	(1)		23
Denali Topco LLC	First Lien Term Loan	S + 4.75%	8/26/2032	2,778	2,752	2,758		9
Denali Topco LLC	First Lien Delayed Draw Term Loan	S + 4.75%	8/26/2032	—	(4)	(6)		23
Denali Topco LLC	First Lien Revolver	S + 4.75%	8/26/2032	—	(1)	(1)		23
Eclipse Buyer, Inc.	First Lien Term Loan	S + 4.50%	9/5/2031	5,207	5,162	5,207		8
Eclipse Buyer, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	9/5/2031	—	(4)	—		23
Eclipse Buyer, Inc.	First Lien Revolver	S + 4.50%	9/5/2031	—	(1)	—		23
Foreside Financial Group, LLC	First Lien Term Loan	S + 5.25%	9/30/2027	646	634	639		9
Foreside Financial Group, LLC	First Lien Delayed Draw Term Loan	S + 5.25%	9/30/2027	137	131	127		9,23
IG Investments Holdings, LLC	First Lien Term Loan	S + 5.00%	9/22/2028	5,802	5,735	5,802		9
IG Investments Holdings, LLC	First Lien Revolver	S + 5.00%	9/22/2028	—	(1)	—		23
IRI Group Holdings, Inc.	First Lien Term Loan	S + 4.25%	12/1/2029	7,143	7,012	7,143		8
IRI Group Holdings, Inc.	First Lien Revolver	S + 4.25%	12/1/2028	—	(1)	—		23
					54,897	55,436	23.9%
Real Estate Management & Development
Atlas US Finco, Inc.	First Lien Term Loan	S + 4.75%	12/10/2029	5,153	5,130	5,140		9
Atlas US Finco, Inc.	First Lien Revolver	S + 4.75%	12/11/2028	—	(1)	—		23
					5,129	5,140	2.2%
Software
Aptean, Inc	First Lien Term Loan	S + 4.75%	1/30/2031	7,674	7,630	7,675		9
Aptean, Inc.	First Lien Delayed Draw Term Loan	S + 4.75%	1/30/2031	—	(1)	—		23
Aptean, Inc.	First Lien Revolver	S + 4.75%	1/30/2031	59	58	59		8,23
Bluefin Holding, LLC	First Lien Term Loan	S + 4.25%	9/12/2029	718	716	718		9
Bluefin Holding, LLC	First Lien Revolver	S + 4.25%	9/12/2029	—	—	—		23

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Schedule of Investments - Continued

December 31, 2025

(In thousands, except unit and per unit data)

Portfolio Company (5)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Member’s Capital	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Software, continued
Brave Parent Holdings, Inc.	First Lien Term Loan	S + 4.25%	11/29/2030	$9,881	$9,802	$9,832		8
Brave Parent Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 4.25%	11/29/2030	—	—	(3)		23
Brave Parent Holdings, Inc.	First Lien Revolver	S + 4.25%	11/29/2030	—	(1)	(1)		23
Computer Services, Inc.	First Lien Term Loan	S + 4.50%	11/17/2031	6,809	6,777	6,775		9
Computer Services, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	11/17/2031	—	(2)	(4)		23
Computer Services, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	11/17/2031	—	(7)	(15)		23
Edition Holdings, Inc.	First Lien Term Loan	S + 4.50%	12/20/2032	3,887	3,872	3,872		9
Edition Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	12/20/2032	—	(2)	(4)		23
Edition Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	12/20/2032	—	(1)	(2)		23
Edition Holdings, Inc.	First Lien Revolver	S + 4.50%	12/20/2032	—	—	—		23
Flexera Software LLC	First Lien Term Loan	S + 4.50%	8/16/2032	7,042	7,026	6,990		9
Flexera Software LLC	First Lien Term Loan	E + 4.75%	8/16/2032	€98	114	114		12
Flexera Software LLC	First Lien Term Loan	S + 4.50%	8/16/2032	1,319	1,310	1,310		9
Flexera Software LLC	First Lien Revolver	S + 4.50%	8/16/2032	—	—	(1)		23
GS AcquisitionCo, Inc.	First Lien Term Loan	S + 5.25%	5/25/2028	2,144	2,137	2,123		9
GS AcquisitionCo, Inc.	First Lien Delayed Draw Term Loan	S + 5.25%	5/25/2028	—	(8)	(41)		23
GS AcquisitionCo, Inc.	First Lien Delayed Draw Term Loan	S + 5.25%	5/25/2028	397	396	387		9,23
GS AcquisitionCo, Inc.	First Lien Revolver	S + 5.25%	5/25/2028	55	54	53		9,23
InhabitIQ, Inc.	First Lien Term Loan	S + 4.50%	1/12/2032	4,367	4,347	4,367		8
InhabitIQ, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	1/12/2032	—	(3)	—		23
InhabitIQ, Inc.	First Lien Revolver	S + 4.50%	1/12/2032	—	—	—		23
Lobos Parent, Inc.	First Lien Term Loan	S + 4.50%	9/27/2032	3,646	3,620	3,619		9
Lobos Parent, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	9/27/2032	—	(3)	(6)		23
Lobos Parent, Inc.	First Lien Revolver	S + 4.50%	9/26/2031	—	(1)	(1)		23
Lobos Parent, Inc.	First Lien Revolver	S + 4.50%	9/26/2031	—	—	—		23
MS Buyer, Inc. (fka CB Buyer, Inc.)	First Lien Term Loan	S + 5.25%	7/1/2031	7,414	7,352	7,340		9
MS Buyer, Inc. (fka CB Buyer, Inc.)	First Lien Delayed Draw Term Loan	S + 5.25%	7/1/2031	81	76	68		9,23
MS Buyer, Inc. (fka CB Buyer, Inc.)	First Lien Revolver	S + 5.25%	7/1/2031	9	8	8		8,23
Netwrix Corporation	First Lien Term Loan	S + 4.50%	6/11/2029	7,651	7,463	7,651		9
Netwrix Corporation	First Lien Delayed Draw Term Loan	S + 4.50%	6/11/2029	20	20	20		9,23
Rally Buyer, Inc.	First Lien Term Loan	S + 6.25% (includes 3.50% PIK)	7/19/2029	5,522	5,472	5,164		9
Rally Buyer, Inc.	First Lien Delayed Draw Term Loan	S + 6.25% (includes 3.50% PIK)	7/19/2029	1,262	1,249	1,180		9
Sapphire Software Buyer, Inc.	First Lien Term Loan	S + 5.00%	9/30/2031	9,150	9,072	9,150		10
Sapphire Software Buyer, Inc.	First Lien Revolver	S + 5.00%	9/30/2031	—	(1)	—		23
Syndigo LLC	First Lien Term Loan	S + 5.00%	9/2/2032	5,455	5,403	5,442		9
Syndigo LLC	First Lien Revolver	S + 5.00%	9/2/2032	—	(1)	—		23
Vacation Rental Brands, LLC	First Lien Term Loan	S + 5.25%	5/6/2032	5,988	5,932	5,928		9
Vacation Rental Brands, LLC	First Lien Term Loan	S + 5.25%	5/6/2032	1,070	1,060	1,060		9
Vacation Rental Brands, LLC	First Lien Delayed Draw Term Loan	S + 5.25%	5/6/2032	—	(1)	(2)		23
Vacation Rental Brands, LLC	First Lien Delayed Draw Term Loan	S + 5.25%	5/6/2032	—	(12)	(28)		23
Vacation Rental Brands, LLC	First Lien Revolver	S + 5.25%	5/6/2031	—	(1)	(1)		23
					90,921	90,796	39.2%
Trading Companies & Distributors
Blackbird Purchaser, Inc.	First Lien Term Loan	S + 5.75%	12/19/2030	11,003	10,831	11,003		9
Blackbird Purchaser, Inc.	First Lien Delayed Draw Term Loan	S + 5.75%	12/19/2030	—	(12)	—		23
Blackbird Purchaser, Inc.	First Lien Revolver	S + 5.75%	12/19/2029	107	104	106		9,23

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Schedule of Investments - Continued

December 31, 2025

(In thousands, except unit and per unit data)

Portfolio Company (5)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Member’s Capital	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Trading Companies & Distributors, continued
PT Intermediate Holdings III, LLC	First Lien Term Loan	S + 5.00% (includes 1.75% PIK)	4/9/2030	$8,620	$8,605	$8,620		9
PT Intermediate Holdings III, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	4/9/2030	—	—	—		23
Vessco Midco Holdings, LLC	First Lien Term Loan	S + 4.50%	7/24/2031	5,408	5,363	5,381		18
Vessco Midco Holdings, LLC	First Lien Term Loan	S + 4.50%	7/24/2031	757	753	753		10
Vessco Midco Holdings, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	7/24/2031	1,490	1,476	1,482		19,23
Vessco Midco Holdings, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	7/24/2031	—	(2)	(4)		23
Vessco Midco Holdings, LLC	First Lien Revolver	S + 4.50%	7/24/2031	—	(1)	(1)		23
					27,117	27,340	11.8%
Total non-controlled-non-affiliated Portfolio Company debt investments (6)					542,384	544,503	234.7%

Equity Investments
Preferred Stock
Professional Services
Eclipse Topco, Inc.	Preferred Stock			28	322	328
					322	328
Common Stock
Air Freight & Logistics
Red Griffin TopCo, LLC	Common Stock			764	3,694	699
					3,694	699
L.P. Interests
Commercial Services & Supplies
Firebird Co-Invest L.P.	L.P. Interest			—	160	195
Firebird Co-Invest L.P.	L.P. Interest			—	—	2
					160	197
Total non-controlled-non-affiliated Portfolio Company equity investments					4,176	1,224	0.5%
Total non-controlled-non-affiliated Portfolio Company investments					546,560	$545,727	235.2%

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Schedule of Investments - Continued

December 31, 2025

(In thousands, except unit and per unit data)

(1)
Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “S”), Canadian Overnight Repo Rate Average (“CORRA” or “C”), Euro Interbank Offered Rate (“EURIBOR” or “E”), Sterling Overnight Index Average (“SONIA” or SN”), Tokyo Overnight Average Rate (“TONAR” or “T”), or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate (“P”)), at the borrower's option, and which reset periodically based on the terms of the loan agreement. SOFR based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread. The terms in the Consolidated Schedule of Investments disclose the actual interest rate in effect as of the reporting period.
(2)
Cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)
These investments were valued using unobservable inputs and are considered Level 3 investments.
(4)
Unless otherwise indicated, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company. As of December 31, 2025, all of the Company’s investments were non-controlled, non-affiliated.
(5)
Unless otherwise indicated, issuers of debt and equity investments held by the Company are domiciled in the United States.
(6)
All funded debt investments are income producing. As of December 31, 2025, there were no investments on non-accrual.
(7)
The interest rate on these loans is subject to overnight SOFR, which as of December 31, 2025 was 3.87%.
(8)
The interest rate on these loans is subject to 1-month SOFR, which as of December 31, 2025 was 3.69%.
(9)
The interest rate on these loans is subject to 3-month SOFR, which as of December 31, 2025 was 3.65%.
(10)
The interest rate on these loans is subject to 6-month SOFR, which as of December 31, 2025 was 3.57%.
(11)
The interest rate on these loans is subject to 3-month CORRA, which as of December 31, 2025 was 2.26%.
(12)
The interest rate on these loans is subject to 1-month EURIBOR, which as of December 31, 2025 was 1.94%.
(13)
The interest rate on these loans is subject to 3-month EURIBOR, which as of December 31, 2025 was 2.03%.
(14)
The interest rate on these loans is subject to 3-month EURIBOR, which as of December 31, 2025 was 2.11%.
(15)
The interest rate on these loans is subject to U.S. Prime Rate, which as of December 31, 2025 was 6.75%.
(16)
The interest rate on these loans is subject to SONIA, which as of December 31, 2025 was 3.73%.
(17)
The interest rate on these loans is subject to the floor which as of December 31, 2025 was 0.75%.
(18)
The interest rate on $3.2 million of principal loans is subject to 1-month SOFR, which as of December 31, 2025 was 3.69% and the interest rate on $2.2 million of principal loans is subject to 6-month SOFR, which as of December 31, 2025 was 3.57%.
(19)
The interest rate on $0.5 million of principal loans is subject to 1-month SOFR, which as of December 31, 2025 was 3.69% and the interest rate on $1.0 million of principal loans is subject to 6-month SOFR, which as of December 31, 2025 was 3.57%.
(20)
The issuer of this investment is domiciled in Canada.
(21)
The issuer of this investment is domiciled in the United Kingdom.
(22)
These investments are first lien, second-out debt facilities.
(23)
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

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Schedule of Investments - Continued

December 31, 2025

(In thousands, except unit and per unit data)

The following table is a listing of the Company’s unfunded commitments as of December 31, 2025 (in thousands):

Portfolio Company	Investment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
AB Centers Acquisition Corporation	First Lien Delayed Draw Term Loan	7/2/2026	$915	$—
AB Centers Acquisition Corporation	First Lien Revolver	7/2/2031	145	—
Advarra Holdings, Inc	First Lien Delayed Draw Term Loan	9/14/2026	491	(2)
AGS Health BCP Holdings, Inc	First Lien Delayed Draw Term Loan	8/2/2027	876	(2)
AGS Health BCP Holdings, Inc	First Lien Revolver	8/2/2032	71	—
AGS Health BCP LLC	First Lien Delayed Draw Term Loan	8/2/2027	482	(1)
AGS Health BCP LLC	First Lien Revolver	8/2/2032	41	—
Any Hour LLC	First Lien Delayed Draw Term Loan	5/23/2026	1,809	(45)
Any Hour LLC	First Lien Revolver	5/23/2030	24	(1)
Apex Service Partners, LLC	First Lien Delayed Draw Term Loan	4/29/2027	1,728	—
Apex Service Partners, LLC	First Lien Delayed Draw Term Loan	11/19/2027	2,981	(30)
Aptean, Inc.	First Lien Delayed Draw Term Loan	2/15/2027	235	—
Aptean, Inc.	First Lien Revolver	1/30/2031	147	—
Arax Midco, LLC	First Lien Delayed Draw Term Loan	11/30/2026	2,574	—
Atlas US Finco, Inc.	First Lien Revolver	12/11/2028	122	—
Aurora Plastics, LLC	First Lien Delayed Draw Term Loan	4/12/2027	117	(1)
AVSC Holding Corp.	First Lien Revolver	12/5/2029	140	—
Blackbird Purchaser, Inc.	First Lien Delayed Draw Term Loan	12/21/2026	810	—
Blackbird Purchaser, Inc.	First Lien Revolver	12/19/2029	46	—
Bluefin Holding, LLC	First Lien Revolver	9/12/2029	53	—
Brave Parent Holdings, Inc.	First Lien Delayed Draw Term Loan	10/19/2026	666	(3)
Brave Parent Holdings, Inc.	First Lien Revolver	11/29/2030	152	(1)
Brilliance Technologies, Inc.	First Lien Revolver	3/11/2032	94	—
Carr, Riggs and Ingram Capital, LLC	First Lien Delayed Draw Term Loan	11/18/2026	1,273	—
Carr, Riggs and Ingram Capital, LLC	First Lien Revolver	11/18/2031	93	—
Chartwell Cumming Holding Corporation	First Lien Revolver	11/16/2029	63	—
Coding Solutions Acquisition, Inc.	First Lien Delayed Draw Term Loan	8/7/2026	411	(5)
Coding Solutions Acquisition, Inc.	First Lien Revolver	8/7/2031	140	(2)
Computer Services, Inc.	First Lien Delayed Draw Term Loan	11/15/2027	838	(4)
Computer Services, Inc.	First Lien Delayed Draw Term Loan	11/15/2027	2,943	(15)
Cooper's Hawk Intermediate Holding,LLC	First Lien Delayed Draw Term Loan	7/29/2027	699	(5)
Cooper's Hawk Intermediate Holding,LLC	First Lien Revolver	7/29/2031	96	(1)
Deerfield Dakota Holding, LLC	First Lien Revolver	9/13/2032	106	(1)
DeLorean Purchaser, Inc.	First Lien Revolver	12/16/2031	130	(1)
Denali Intermediate Holdings Inc	First Lien Revolver	8/26/2032	112	(1)
Denali Topco LLC	First Lien Delayed Draw Term Loan	8/28/2028	817	(6)
Denali Topco LLC	First Lien Revolver	8/26/2032	112	(1)
Dwyer Instruments, LLC	First Lien Delayed Draw Term Loan	11/20/2026	—	—
Dwyer Instruments, LLC	First Lien Revolver	7/20/2029	97	—
Eclipse Buyer, Inc.	First Lien Delayed Draw Term Loan	9/6/2026	882	—
Eclipse Buyer, Inc.	First Lien Revolver	9/5/2031	140	—
Edition Holdings, Inc.	First Lien Delayed Draw Term Loan	12/20/2027	1,054	(4)
Edition Holdings, Inc.	First Lien Delayed Draw Term Loan	12/20/2027	562	(2)
Edition Holdings, Inc.	First Lien Revolver	12/20/2032	101	—
Falcon Parent Holdings, Inc.	First Lien Delayed Draw Term Loan	8/16/2027	611	(3)
Firebird Acquisition Corp, Inc	First Lien Delayed Draw Term Loan	2/1/2027	1,480	—
Firebird Acquisition Corp, Inc	First Lien Revolver	2/2/2032	135	—
Firebird Co-Invest L.P.	L.P. Interest		8	2
Flexera Software LLC	First Lien Revolver	8/16/2032	112	(1)
Foreside Financial Group, LLC	First Lien Delayed Draw Term Loan	3/13/2026	848	(8)
Future US Bidco, Inc.	First Lien Delayed Draw Term Loan	12/11/2028	1,742	—
Galway Borrower LLC	First Lien Delayed Draw Term Loan	2/6/2026	5,532	—

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Schedule of Investments - Continued

December 31, 2025

(In thousands, except unit and per unit data)

Portfolio Company	Investment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Galway Borrower LLC	First Lien Revolver	9/29/2028	$126	$—
GB Eagle Buyer, Inc.	First Lien Delayed Draw Term Loan	11/12/2027	1,854	(19)
GB Eagle Buyer, Inc.	First Lien Revolver	11/29/2030	101	(1)
Geo TopCo Corporation	First Lien Delayed Draw Term Loan	10/15/2026	1,347	—
Geo TopCo Corporation	First Lien Revolver	10/15/2031	107	—
GS AcquisitionCo, Inc.	First Lien Delayed Draw Term Loan	3/26/2026	672	(7)
GS AcquisitionCo, Inc.	First Lien Delayed Draw Term Loan	5/17/2027	4,087	(41)
GS AcquisitionCo, Inc.	First Lien Revolver	5/25/2028	93	(1)
Harvey Tool Company, LLC	First Lien Delayed Draw Term Loan	8/6/2027	2,664	—
Harvey Tool Company, LLC	First Lien Revolver	8/6/2032	148	—
Hercules Borrower LLC	First Lien Delayed Draw Term Loan	7/16/2027	2,100	(21)
Hercules Borrower LLC	First Lien Delayed Draw Term Loan	9/16/2026	2,092	(21)
HIG Operations Holdings, Inc.	First Lien Delayed Draw Term Loan	9/30/2026	1,547	(8)
HIG Operations Holdings, Inc.	First Lien Delayed Draw Term Loan	12/10/2027	88	—
The Hiller Companies, LLC	First Lien Delayed Draw Term Loan	6/22/2026	34	—
The Hiller Companies, LLC	First Lien Revolver	6/20/2030	148	—
IG Investments Holdings, LLC	First Lien Revolver	9/22/2028	70	—
InhabitIQ, Inc.	First Lien Delayed Draw Term Loan	1/11/2027	1,219	—
InhabitIQ, Inc.	First Lien Revolver	1/12/2032	79	—
Integrity Marketing Acquisition, LLC	First Lien Delayed Draw Term Loan	8/27/2026	1,385	—
Integrity Marketing Acquisition, LLC	First Lien Revolver	8/25/2028	139	—
IRI Group Holdings, Inc.	First Lien Revolver	12/1/2028	152	—
Koala Investment Holdings, Inc.	First Lien Delayed Draw Term Loan	2/29/2028	777	(2)
Koala Investment Holdings, Inc.	First Lien Revolver	8/30/2032	109	—
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	2/5/2026	1,837	(5)
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	2/7/2028	1,005	(3)
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	2/5/2026	666	(2)
Kona Buyer, LLC	First Lien Revolver	7/23/2031	89	—
Kona Buyer, LLC	First Lien Revolver	7/23/2031	139	—
Lobos Parent, Inc.	First Lien Delayed Draw Term Loan	9/26/2028	884	(7)
Lobos Parent, Inc.	First Lien Revolver	9/26/2031	82	(1)
Lobos Parent, Inc.	First Lien Revolver	9/26/2031	37	—
ManTech International Corporation	First Lien Delayed Draw Term Loan	2/13/2026	23	—
MS Buyer, Inc. (fka CB Buyer, Inc.)	First Lien Delayed Draw Term Loan	7/1/2026	1,212	(12)
MS Buyer, Inc. (fka CB Buyer, Inc.)	First Lien Revolver	7/1/2031	137	(1)
National Express Wash Parent Intermediate Holdco, LLC	First Lien Delayed Draw Term Loan	3/31/2027	2,669	—
National Express Wash Parent Intermediate Holdco, LLC	First Lien Revolver	7/16/2029	112	—
Nellson Nutraceutical, LLC	First Lien Delayed Draw Term Loan	4/16/2027	91	—
Nellson Nutraceutical, LLC	First Lien Revolver	4/17/2031	63	—
Netwrix Corporation	First Lien Delayed Draw Term Loan	12/16/2026	170	—
NRO Holdings III Corp.	First Lien Delayed Draw Term Loan	1/15/2027	22	—
NRO Holdings III Corp.	First Lien Revolver	7/15/2030	6	—
Packaging Coordinators Midco, Inc.	First Lien Delayed Draw Term Loan	10/15/2027	902	—
Packaging Coordinators Midco, Inc.	First Lien Delayed Draw Term Loan	10/15/2027	494	—
Packaging Coordinators Midco, Inc.	First Lien Delayed Draw Term Loan	10/15/2027	482	—
Packaging Coordinators Midco, Inc.	First Lien Delayed Draw Term Loan	10/15/2027	97	—
Packaging Coordinators Midco, Inc.	First Lien Revolver	10/15/2032	253	—
Pearl Acquisition Buyer, Inc.	First Lien Delayed Draw Term Loan	12/31/2027	2,032	(10)
Pearl Acquisition Buyer, Inc.	First Lien Revolver	12/31/2032	93	—
Perkinelmer U.S. LLC	First Lien Delayed Draw Term Loan	10/25/2027	2,035	(10)
Petvet Care Centers, LLC	First Lien Revolver	11/15/2029	137	(11)
Pike Corporation	First Lien Delayed Draw Term Loan	12/19/2028	1,531	(8)
Pike Corporation	First Lien Revolver	12/20/2032	101	—
Polyphase Elevator Holding Co	First Lien Delayed Draw Term Loan	11/24/2027	500	(4)
Polyphase Elevator Holding Co	First Lien Revolver	11/24/2032	101	(1)
Populous Global II, LLC	First Lien Delayed Draw Term Loan	4/12/2027	630	—
Populous Global II, LLC	First Lien Revolver	4/11/2031	124	—

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Schedule of Investments - Continued

December 31, 2025

(In thousands, except unit and per unit data)

	Investment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
PPV Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	8/7/2026	$4,231	$(11)
PPW Aero Buyer, Inc.	First Lien Delayed Draw Term Loan	9/30/2027	3,546	(27)
PPW Aero Buyer, Inc.	First Lien Revolver	9/30/2031	119	(1)
PT Intermediate Holdings III, LLC	First Lien Delayed Draw Term Loan	4/8/2026	503	—
RCP Nats Purchaser, LLC	First Lien Delayed Draw Term Loan	3/19/2027	233	—
RCP Nats Purchaser, LLC	First Lien Revolver	3/19/2032	19	—
Real Chemistry Intermediate III, Inc.	First Lien Delayed Draw Term Loan	10/11/2027	1,042	—
Real Chemistry Intermediate III, Inc.	First Lien Revolver	4/12/2032	124	—
Redwood Services, LP	First Lien Delayed Draw Term Loan	6/16/2027	901	—
Redwood Services, LP	First Lien Revolver	6/16/2032	114	—
Sapphire Software Buyer, Inc.	First Lien Revolver	9/30/2031	140	—
Saturn Borrower Inc	First Lien Delayed Draw Term Loan	1/25/2027	718	(4)
Saturn Borrower Inc	First Lien Revolver	11/10/2028	100	(1)
SG Acquisition, Inc.	First Lien Revolver	4/3/2030	152	—
Signant Finance One Limited	First Lien Delayed Draw Term Loan	10/18/2027	1,969	(20)
Signant Finance One Limited	First Lien Revolver	10/16/2031	97	(1)
Solis Mammography Buyer, Inc.	First Lien Delayed Draw Term Loan	5/31/2027	464	—
Solis Mammography Buyer, Inc.	First Lien Revolver	5/28/2030	78	—
Spotless Brands, LLC	First Lien Delayed Draw Term Loan	3/25/2027	2,859	(21)
Spruce Bidco II Inc.	First Lien Revolver	1/30/2032	135	—
Swoop Intermediate III, Inc.	First Lien Delayed Draw Term Loan	10/11/2027	2,052	—
Swoop Intermediate III, Inc.	First Lien Revolver	4/12/2032	124	—
Syndigo LLC	First Lien Revolver	9/2/2032	109	—
Tau Buyer, LLC	First Lien Delayed Draw Term Loan	2/1/2027	591	—
Tau Buyer, LLC	First Lien Revolver	2/2/2032	113	—
Titan BW Borrower L.P.	First Lien Delayed Draw Term Loan	7/26/2027	421	—
Titan BW Borrower L.P.	First Lien Revolver	7/26/2032	112	—
Titan Luxco I SARL	First Lien Delayed Draw Term Loan	6/14/2027	777	(8)
Titan Luxco I SARL	First Lien Revolver	6/12/2031	21	—
Titan Luxco I SARL	First Lien Revolver	6/12/2031	42	—
Trystar, LLC	First Lien Delayed Draw Term Loan	9/10/2026	1,973	(10)
Trystar, LLC	First Lien Revolver	9/10/2031	140	(1)
USHV Management, LLC	First Lien Delayed Draw Term Loan	9/8/2027	431	—
USHV Management, LLC	First Lien Revolver	9/8/2031	92	—
Vacation Rental Brands, LLC	First Lien Delayed Draw Term Loan	5/6/2027	186	(2)
Vacation Rental Brands, LLC	First Lien Delayed Draw Term Loan	10/15/2027	2,790	(28)
Vacation Rental Brands, LLC	First Lien Revolver	5/6/2031	124	(1)
VaxCare Intermediate II LLC	First Lien Revolver	6/17/2032	122	—
Vessco Midco Holdings, LLC	First Lien Delayed Draw Term Loan	7/24/2026	312	(2)
Vessco Midco Holdings, LLC	First Lien Delayed Draw Term Loan	5/3/2028	736	(4)
Vessco Midco Holdings, LLC	First Lien Revolver	7/24/2031	140	(1)
Victors Purchaser, LLC	First Lien Delayed Draw Term Loan	12/23/2027	1,520	(8)
Victors Purchaser, LLC	First Lien Revolver	12/23/2032	144	(1)
West Star Aviation Acquisition, LLC	First Lien Delayed Draw Term Loan	5/20/2027	790	—
West Star Aviation Acquisition, LLC	First Lien Revolver	5/20/2032	104	—
Wildcat Topco, Inc	First Lien Delayed Draw Term Loan	11/16/2026	1,060	—
Wildcat Topco, Inc	First Lien Revolver	11/15/2030	140	—
World Insurance Associates, LLC	First Lien Delayed Draw Term Loan	8/14/2026	842	—
World Insurance Associates, LLC	First Lien Revolver	4/3/2030	83	—
Wrench Group, LLC	First Lien Delayed Draw Term Loan	9/3/2027	783	(6)
Wrench Group, LLC	First Lien Revolver	9/3/2031	109	(1)
Zeppelin Holdco II, LP	First Lien Delayed Draw Term Loan	8/2/2027	796	(8)
Zeppelin Holdco II, LP	First Lien Revolver	8/2/2032	114	(1)
Total Unfunded Portfolio Company Commitments			$111,187	$(508)

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

Restricted cash represents the amount of principal and interest collections received as well as amounts in reserve as collateral held for the Senior Secured Credit Facility (as defined in Note 6 to the consolidated financial statements) that are all held at SCI BDC SPV I LLC (the “SPV”).

Cash and cash equivalents and restricted cash are carried at cost, which approximates fair value. Cash and cash equivalents held as of December 31, 2025 and December 31, 2024 was $4.9 million and $2.2 million, respectively. Restricted cash held as of December 31, 2025 and December 31, 2024 was $14.3 million and $6.7 million, respectively.

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
(2)
We engage independent valuation firms (the “Independent Valuation Adviser”) to provide independent valuations of the investments for which market quotations are not readily available, or are readily available but deemed not reflective of the fair value of an investment.

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

PIK Income

The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Company’s statement of operations. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to unitholders in the form of dividends, even though the Company has not yet collected cash. During the years ended December 31, 2025 and December 31, 2024, PIK income earned was $0.8 million and $0.3 million, respectively. During the period from December 4, 2023 (inception) to December 31, 2023, there were no loans generating PIK income.

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

SENIOR CREDIT INVESTMENTS, LLC

Notes to Consolidated Financial Statements-continued

(In thousands, except unit and per unit data)

Non-Accrual Income

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2025 and December 31, 2024, there were no loans placed on non-accrual status.

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

Unit Repurchases

In connection with the Company’s unit repurchase programs, the cost of units repurchased is charged to member’s capital on the trade date. There were no unit repurchases during the years ended December 31, 2025 and December 31, 2024 or during the period from December 4, 2023 (inception) to December 31, 2023.

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
•
100% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns with respect to that portion of such Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds the hurdle rate but is less than a rate of return of 2.00% (8.00% annualized). We refer to this portion of our Pre-Incentive Fee Net Investment Income Returns (which exceeds the hurdle rate but is less than 2.00%) as the “catch-up.” The “catch-up” is meant to provide the Investment Adviser with approximately 12.50% of our Pre-Incentive Fee Net Investment Income Returns as if a hurdle rate did not apply if this net investment income exceeds 2.00% in any calendar quarter; and
•
12.50% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns, if any, that exceed a rate of return of 2.00% (8.00% annualized). This reflects that once the hurdle rate is reached and the catch-up is achieved, 12.50% of all Pre-Incentive Fee Net Investment Income Returns thereafter are allocated to the Investment Adviser.

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

Notes to Consolidated Financial Statements-continued

(In thousands, except unit and per unit data)

(2) Incentive Fee Based on Capital Gains

The second component of the incentive fee, the capital gains incentive fee, is payable at the end of each calendar quarter in arrears. The amount payable equals:

•
12.50% of cumulative realized capital gains from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fee on capital gains as calculated in accordance with U.S. GAAP.

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

For the years ended December 31, 2025 and December 31, 2024 and for the period from December 4, 2023 (inception) to December 31, 2023, the Company recognized $2.4 million, $1.3 million and $0.1 million, respectively, of management fees, and $2.2 million, $1.1 million and $0.2 million, respectively, of incentive fees before the impact of waived fees. For the years ended December 31, 2025 and December 31, 2024 and for the period from December 4, 2023 (inception) to December 31, 2023, $2.4 million, $1.3 million and $0.1 million, respectively, of management fees were waived, and $2.2 million, $1.1 million and $0.2 million, respectively, of incentive fees were waived.

As of December 31, 2025 and December 31, 2024, management and incentive fees payable were $0.0 million.

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

Due to Affiliates

In the normal course of business, certain of the Company’s expenses may be paid by an affiliate. These expenses are reimbursable by the Company to the affiliate. As of December 31, 2025 and December 31, 2024, expenses reimbursable to affiliates was $0.1 million and $0.1 million, respectively. Amounts reimbursable to affiliates is recorded in Accrued expenses and other liabilities in our Consolidated Statements of Assets and Liabilities.

SENIOR CREDIT INVESTMENTS, LLC

Notes to Consolidated Financial Statements-continued

(In thousands, except unit and per unit data)

Note 4. Investments

The composition of the Company’s investment portfolio at cost and fair value as of December 31, 2025 was as follows (in thousands):

	Amortized Cost	% of Total Investments at Amortized Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt (1)	$542,384	99.1%	$544,503	99.7%
Common Stock	3,694	0.7%	699	0.1%
Preferred Stock	322	0.1%	328	0.1%
L.P. Interest	160	0.1%	197	0.1%
Total	$546,560	100.0%	$545,727	100.0%
(1)
First lien debt consists of first lien term loans, first lien, last-out term loans, first lien, second-out term loans, first lien delayed draw term loans and first lien revolvers.

The composition of the Company’s investment portfolio at cost and fair value as of December 31, 2024 was as follows (in thousands):

	Amortized Cost	% of Total Investments at Amortized Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt (1)	$312,392	98.7%	$314,855	98.8%
Common Stock	3,694	1.2%	3,500	1.1%
Preferred Stock	285	0.1%	274	0.1%
Total	$316,371	100.0%	$318,629	100.0%
(1)
First lien debt consists of first lien term loans, first lien, last-out term loans, first lien delayed draw term loans and first lien revolvers.

The industry composition of investments as of December 31, 2025 at amortized cost and fair value was as follows (in thousands):

	December 31, 2025
	Investments at Amortized Cost	% of Investments at Amortized Cost	Investments at Fair Value	% of Investments at Fair Value
Software	$90,921	16.6%	$90,796	16.6%
Professional Services	55,219	10.1%	55,764	10.2%
Health Care Providers & Services	44,102	8.1%	43,688	8.0%
Commercial Services & Supplies	43,779	8.0%	43,981	8.1%
Insurance	41,577	7.6%	41,832	7.7%
Diversified Consumer Services	34,193	6.3%	34,210	6.3%
IT Services	28,742	5.3%	29,028	5.3%
Health Care Technology	28,164	5.1%	28,303	5.2%
Life Sciences Tools & Services	27,181	5.0%	27,193	5.0%
Trading Companies & Distributors	27,117	5.0%	27,340	5.0%
Aerospace & Defense	21,412	3.9%	21,500	3.9%
Health Care Equipment & Supplies	16,992	3.1%	17,240	3.2%
Media	15,181	2.8%	15,232	2.8%
Air Freight & Logistics	13,169	2.4%	10,322	1.9%
Electrical Equipment	12,621	2.3%	12,696	2.3%
Financial Services	11,631	2.1%	11,659	2.1%
Electronic Equipment, Instruments & Components	10,293	1.9%	10,413	1.9%
Chemicals	6,085	1.1%	6,267	1.2%
Machinery	5,911	1.1%	5,925	1.1%
Real Estate Management & Development	5,129	0.9%	5,140	0.9%
Hotels, Restaurants & Leisure	4,831	0.9%	4,864	0.9%
Food Products	1,240	0.2%	1,259	0.2%
Pharmaceuticals, Biotechnology & Life Sciences	1,070	0.2%	1,075	0.2%
Total	$546,560	100.0%	$545,727	100.0%

SENIOR CREDIT INVESTMENTS, LLC

Notes to Consolidated Financial Statements-continued

(In thousands, except unit and per unit data)

The industry composition of investments as of December 31, 2024 at amortized cost and fair value was as follows (in thousands):

	December 31, 2024
	Investments at Amortized Cost	% of Investments at Amortized Cost	Investments at Fair Value	% of Investments at Fair Value
Software	$54,539	17.2%	$54,865	17.2%
Health Care Providers & Services	38,626	12.3%	38,718	12.1%
Professional Services	35,829	11.3%	36,235	11.4%
Insurance	27,611	8.7%	27,927	8.8%
Trading Companies & Distributors	24,653	7.8%	24,952	7.8%
IT Services	19,060	6.0%	19,258	6.0%
Health Care Technology	16,136	5.1%	16,152	5.0%
Diversified Consumer Services	15,331	4.8%	15,314	4.8%
Electrical Equipment	12,995	4.1%	12,972	4.1%
Electronic Equipment, Instruments & Components	12,628	4.0%	12,707	4.0%
Air Freight & Logistics	9,779	3.1%	9,724	3.1%
Commercial Services & Supplies	9,729	3.1%	9,741	3.1%
Life Sciences Tools & Services	9,681	3.1%	9,729	3.1%
Financial Services	8,883	2.8%	8,934	2.8%
Health Care Equipment & Supplies	7,794	2.5%	7,991	2.5%
Machinery	6,697	2.1%	6,745	2.1%
Chemicals	6,400	2.0%	6,665	2.1%
Total	$316,371	100.0%	$318,629	100.0%

The geographic composition of investments as of December 31, 2025 at cost and fair value was as follows (in thousands):

	December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$543,629	$542,796	99.4%	233.9%
United Kingdom	2,852	2,851	0.5%	1.2%
Canada	79	80	0.1%	0.1%
Total	$546,560	$545,727	100.0%	235.2%

The geographic composition of investments as of December 31, 2024 at cost and fair value was as follows (in thousands):

	December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$316,371	$318,629	100.0%	206.5%
Total	$316,371	$318,629	100.0%	206.5%

As of December 31, 2025 and December 31, 2024, there were no investments in the portfolio on non-accrual status.

As of December 31, 2025 and December 31, 2024, on a fair value basis, 99.9% and 99.9% of debt investments, respectively, bore interest at a variable rate that may be determined by reference to either the SOFR or an alternative base rate.

SENIOR CREDIT INVESTMENTS, LLC

Notes to Consolidated Financial Statements-continued

(In thousands, except unit and per unit data)

Note 5. Fair Value Measurements

The following table presents the fair value of investments as of December 31, 2025, disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820 (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First Lien Debt (1)	$—	$—	$544,503	$544,503
Common Stock	—	—	699	699
Preferred Stock	—	—	328	328
L.P. Interest	—	—	197	197
Total	$—	$—	$545,727	$545,727
(1)
First lien debt consists of first lien term loans, first lien, last-out term loans, first lien, second-out term loans, first lien delayed draw term loans and first lien revolvers.

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

The following tables present change for the years ended December 31, 2025 and December 31, 2024 in the fair value of investments for which Level 3 inputs were used to determine fair value (in thousands):

	Year ended December 31, 2025
	First Lien Debt	Preferred Stock	Common Stock	L.P. Interest	Total
Fair value, beginning of period	$314,855	$274	$3,500	$—	$318,629
Purchases of investments	259,964	—	—	160	260,124
Proceeds from principal repayments and sales of investments	(32,118)	—	—	—	(32,118)
Accretion of discount/amortization of premium	1,088	—	—	—	1,088
Payment-in-kind interest and fees capitalized	714	37	—	—	751
Net realized gain (loss) on investments	344	—	—	—	344
Net change in unrealized appreciation (depreciation)	(344)	17	(2,801)	37	(3,091)
Fair value, end of period	$544,503	$328	$699	$197	$545,727
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of December 31, 2025	$9	$17	$(2,801)	$37	$(2,738)

	Year ended December 31, 2024
	First Lien Debt	Preferred Stock	Common Stock	L.P. Interest	Total
Fair value, beginning of period	$106,888	$—	$—	$—	$106,888
Purchases of investments (1)	215,715	274	3,694	—	219,683
Proceeds from principal repayments and sales of investments (1)	(10,248)	—	—	—	(10,248)
Accretion of discount/amortization of premium (1)	3,414	—	—	—	3,414
Payment-in-kind interest and fees capitalized	406	11	—	—	417
Net realized gain (loss) on investments	(2,390)	—	—	—	(2,390)
Net change in unrealized appreciation (depreciation)	1,070	(11)	(194)	—	865
Fair value, end of period	$314,855	$274	$3,500	$—	$318,629
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of December 31, 2024	$1,070	$(11)	$(194)	$—	$865

SENIOR CREDIT INVESTMENTS, LLC

Notes to Consolidated Financial Statements-continued

(In thousands, except unit and per unit data)

(1)
Includes reorganizations and restructuring of investments.

Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the years ended December 31, 2025 and December 31, 2024, there were no transfers into or out of Level 3.

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of December 31, 2025 and December 31, 2024. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	December 31, 2025
				Range
	Fair Value (in thousands)	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in First Lien Debt	$544,503	Yield analysis	Discount rate	4.9%	12.5%	8.3%
Investments in Common Stock	699	Market approach	Transaction multiples	12.2x	12.2x	12.2x
		Market approach	Market comparables	13.5x	13.5x	13.5x
		Discounted cash flows	Discount rate	15.6%	15.6%	15.6%
Investments in Preferred Stock	328	Yield analysis	Discount rate	9.4%	9.4%	9.4%
Investments in L.P. Interest	197	Market approach	Transaction multiples	14.9x	14.9x	14.9x
		Market approach	Market comparables	17.6x	17.6x	17.6x
		Discounted cash flows	Discount rate	15.3%	15.3%	15.3%
	$545,727
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

SENIOR CREDIT INVESTMENTS, LLC

Notes to Consolidated Financial Statements-continued

(In thousands, except unit and per unit data)

Note 6. Debt

In accordance with the Investment Company Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 150% after such borrowing. As of December 31, 2025 and December 31, 2024, the Company’s asset coverage was 169.8% and 188.9%, respectively.

The Company’s outstanding debt obligations as of December 31, 2025 were as follows (in thousands):

	December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Fair Value (1)	Unused Portion (2)	Amount Available (3)
Senior Secured Credit Facility	$400,000	$293,279	$293,279	$289,613	$106,721	$36,658
Revolving Credit Facility	75,000	39,300	39,300	39,300	35,700	11,901
Total Debt Obligations	$475,000	$332,579	$332,579	$328,913	$142,421	$48,559

(1)
The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of December 31, 2025.
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

The following table summarizes the average and maximum debt outstanding, and the interest and debt issuance cost for the years ended December 31, 2025 and December 31, 2024 and for the period from December 4, 2023 (inception) to December 31, 2023 (in thousands):

	Year ended December 31,		For the period from December 4, 2023 (Inception) to December 31,
	2025	2024	2023
Average debt outstanding	$257,615	$101,219	$60,753
Maximum amount of debt outstanding	$363,579	$173,603	$71,713

Weighted average annualized interest cost (1)	7.27%	8.41%	8.90%
Annualized amortized debt issuance cost	0.35%	0.17%	0.23%
Total annualized interest cost	7.62%	8.58%	9.13%

Weighted average SOFR rate	4.17%	5.11%	5.38%

(1)
Includes the stated interest expense and commitment fees on the unused portion of the Senior Secured Credit Facility and Revolving Credit Facility. Commitment fees for the years ended December 31, 2025 and December 31, 2024 and for the period from December 4, 2023 (inception) to December 31, 2023 were $1.2 million, $0.6 million and $0.1 million, respectively.

SENIOR CREDIT INVESTMENTS, LLC

Notes to Consolidated Financial Statements-continued

(In thousands, except unit and per unit data)

The components of interest expense for the years ended December 31, 2025 and December 31, 2024 and for the period from December 4, 2023 (inception) to December 31, 2023 were as follows (in thousands):

	Year ended December 31,		For the period from December 4, 2023 (Inception) to December 31,
	2025	2024	2023
Borrowing interest expense	$16,707	$7,947	$366
Facility undrawn and unused fees	1,244	553	49
Amortization of financing costs and debt issuance costs	1,458	521	36
Total interest expense	$19,409	$9,021	$451

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

The Senior Secured Credit Facility is secured by all of the SPV’s assets. The SPV’s assets and liabilities are not available to satisfy debts and obligations of Senior Credit Investments LLC. Assets and liabilities of the SPV as of December 31, 2025 and December 31, 2024 are as follows (in thousands):

	December 31, 2025	December 31, 2024
Assets
Investments at fair value	$526,367	$309,489
Restricted cash	14,285	6,698
Interest receivable	2,362	1,860
Deferred financing costs	3,706	3,502
Prepaid expenses and other assets	39	42
Total assets	$546,759	$321,591
Liabilities
Debt	$293,279	$173,603
Interest payable	4,265	2,922
Accrued expenses and other liabilities	40	52
Total liabilities	$297,584	$176,577

Both the SPV and the Company have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. As of December 31, 2025 and December 31, 2024, the Company was in compliance with all covenants and other requirements of the Senior Secured Credit Facility.

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

Borrowings under the Revolving Credit Facility will bear interest at Term SOFR or a Alternate Base Rate, in each case plus an applicable margin equal to 2.50% for borrowings that reference Term SOFR and 1.50% for borrowings that reference the Base Rate. The Company will pay a non-use fee of 0.30% per annum, payable quarterly in arrears, based on the average daily amount of the unused commitments during the immediately preceding quarter.

The Company’s obligations under the Revolving Credit Facility are secured by the Company’s right to call capital from certain of its investors, its right to receive capital contributions from certain of its investors, the bank account into which such capital contributions are funded and all proceeds of any and all of the foregoing.

The Company made certain representations and warranties and must comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. As of December 31, 2025, the Company was in compliance with all covenants and other requirements of the Revolving Credit Facility.

Note 7. Member’s Capital

Under the terms of our limited liability agreement, the Company is authorized to issue up to 1,000,000,000 common units.

The following tables summarize the total common units issued and proceeds received related to the Company’s capital drawdowns for the years ended December 31, 2025 and December 31, 2024 for the period from December 4, 2023 (inception) to December 31, 2023 (in thousands, except unit amounts):

Unit Issuance Date	Number of Units Issued	Aggregate Proceeds
January 29, 2025	8,224	$15,000
February 12, 2025	4,135	7,500
September 29, 2025	18,164	32,500
December 31, 2025	13,986	25,000
Total	44,509	$80,000

Unit Issuance Date	Number of Units Issued	Aggregate Proceeds
July 18, 2024	8,007	$15,000
August 15, 2024	4,002	7,500
September 3, 2024	6,778	12,500
October 1, 2024	2,694	5,000
October 16, 2024	2,681	5,000
November 13, 2024	5,482	10,000
December 2, 2024	11,028	20,000
Total	40,672	$75,000

Unit Issuance Date	Number of Units Issued	Aggregate Proceeds
December 7, 2023	29,958	$55,998
December 27, 2023	13,618	25,000
Total	43,576	$80,998

The following table summarizes transactions in common units Issued and proceeds received during the years ended December 31, 2025 and December 31, 2024 and for the period from December 4, 2023 (inception) to December 31, 2023 (in thousands, except unit amounts):

	Year ended December 31, 2025		Year ended December 31, 2024		For the period from December 4, 2023 (inception to December 31, 2023)
	Units	Amount	Units	Amount	Units	Amount
Proceeds from units sold	44,509	$80,000	40,672	$75,000	43,576	$80,998
Total	44,509	$80,000	40,672	$75,000	43,576	$80,998

SENIOR CREDIT INVESTMENTS, LLC

Notes to Consolidated Financial Statements-continued

(In thousands, except unit and per unit data)

Net Asset Value per Unit and Offering Price

The Company determines NAV for its units as of the last day of each calendar month. Units are issued at an offering price equivalent to the most recent NAV per unit available, which will be the prior calendar day NAV per unit. The following tables summarize each month-end NAV per unit during the years ended December 31, 2025 and December 31, 2024 for the period from December 4, 2023 (inception) to December 31, 2023:

For the Month Ended	NAV Per Unit
January 31, 2025	$1,808.00
February 28, 2025	$1,807.74
March 31, 2025	$1,803.92
April 30, 2025	$1,801.50
May 31, 2025	$1,794.83
June 30, 2025	$1,797.80
July 31, 2025	$1,798.35
August 31, 2025	$1,794.24
September 30, 2025	$1,790.25
October 11, 2025	$1,787.96
November 30, 2025	$1,788.18
December 31, 2025	$1,787.98

For the Month Ended	NAV Per Unit
January 31, 2024	$1,846.89
February 29, 2024	$1,856.35
March 31, 2024	$1,859.46
April 30, 2024	$1,874.90
May 31, 2024	$1,849.67
June 30, 2024	$1,864.36
July 31, 2024	$1,866.19
August 31, 2024	$1,844.16
September 30, 2024	$1,856.08
October 31, 2024	$1,814.21
November 30, 2024	$1,813.58
December 31, 2024	$1,810.37

For the Period Ended	NAV Per Unit
December 31, 2023	$1,834.62

Distributions

The Board authorizes and declares distribution amounts per unit. The following tables present distributions that were declared during the years ended December 31, 2025 and December 31, 2024 (in thousands, except per unit data):

Declaration Date	Record Date	Payment Date	Per Unit	Amount
January 30, 2025	January 31, 2025	February 21, 2025	$16.8030	$1,571
February 26, 2025	February 28, 2025	March 17, 2025	15.9745	1,559
March 27, 2025	March 27, 2025	April 15, 2025	15.9830	1,560
April 29, 2025	April 30, 2025	May 15, 2025	14.5059	1,416
May 29, 2025	May 30, 2025	June 16, 2025	16.8030	1,640
June 24, 2025	June 26, 2025	July 15, 2025	14.8487	1,449
July 28, 2025	July 30, 2025	August 15, 2025	15.9106	1,553
August 29, 2025	August 29, 2025	September 15, 2025	16.7473	1,635
September 26, 2025	September 26, 2025	October 15, 2025	17.0032	1,660
October 30, 2025	October 31, 2025	November 17, 2025	17.0905	1,979
November 28, 2025	November 28, 2025	December 15, 2025	16.4131	1,900
December 30, 2025	December 30, 2025	January 30, 2026	17.1494	1,985
			$195.2322	$19,907

SENIOR CREDIT INVESTMENTS, LLC

Notes to Consolidated Financial Statements-continued

(In thousands, except unit and per unit data)

Declaration Date	Record Date	Payment Date	Per Unit	Amount
March 28, 2024	March 28, 2024	April 5, 2024	$5.6624	$252
May 13, 2024	May 28, 2024	June 6, 2024	37.1568	1,657
August 13, 2024	August 28, 2024	September 6, 2024	35.7895	2,025
October 31, 2024	October 31, 2024	November 13, 2024	62.9280	4,325
November 27, 2024	November 29, 2024	December 12, 2024	18.9414	1,406
December 27, 2024	December 27, 2024	January 30, 2025	22.2167	1,894
			$182.6948	$11,559

There were no distributions declared during the period from December 4, 2023 (inception) to December 31, 2023.

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

Note 8. Net Increase in Net Assets Per Unit

The following sets forth the computation of basic and diluted earnings per unit for the years ended December 31, 2025 and December 31, 2024 and for the period from December 4, 2023 (inception) to December 31, 2023 (in thousands, except unit and per unit data):

	Year ended December 31,		For the period from December 4, 2023 (Inception) to December 31,
	2025	2024	2023
Net increase in member's capital resulting from operations	$17,581	$9,110	$781
Weighted average units outstanding	101,217	54,851	30,180
Net increase in net assets per unit resulting from operations - basic and diluted	$173.70	$166.09	$25.88

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

The Company has commitments to fund various revolving and first lien senior secured delayed draw term loans. As of December 31, 2025 and December 31, 2024, the total unfunded commitments were $111.2 million and $61.9 million, respectively.

The Company has entered into an equity commitment letter with the SPV, in connection with the Company’s Senior Secured Credit Facility. See Note 6 to the consolidated financial statements for additional information.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2025, management is not aware of any pending or threatened material litigation.

SENIOR CREDIT INVESTMENTS, LLC

Notes to Consolidated Financial Statements-continued

(In thousands, except unit and per unit data)

Note 10. Tax Information

For income tax purposes, distributions made to unitholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The final determination of the tax character of distributions will not be made until we file our tax return for each tax year and the tax characteristics of all distributions will be reported to unitholders on Form 1099 or Form 1042-S after the end of each calendar year. The tax character of distributions paid to unitholders during the tax years ended December 31, 2025, December 31, 2024 and December 31, 2023 were as follows (in thousands):

	Year ended December 31,		For the period from December 4, 2023 (Inception) to December 31,
	2025	2024	2023
Ordinary income	$19,907	$11,559	$—
Capital gains	—	—	—
Return of capital	—	—	—
Total distributions paid to unitholders	$19,907	$11,559	$—

Taxable income generally differs from net increase in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as unrealized appreciation or depreciation are generally not included in taxable income until they are realized.

The following table shows the components of accumulated distributable earnings (losses) on a tax basis for the years ended December 31, 2025 and December 31, 2024 and for the period from December 4, 2023 (inception) to December 31, 2023 (in thousands):

	Year ended December 31,		For the period from December 4, 2023 (Inception) to December 31,
	2025	2024	2023
Undistributed ordinary income	$258	$104	$257
Capital loss carryforward	(1,115)	—	—
Late year loss deferrals	—	(1,748)	—
Other temporary differences	(705)	(759)	(813)
Unrealized appreciation (depreciation)	(1,751)	1,416	1,393
Total accumulated under-distributed (over-distributed) earnings	$(3,313)	$(987)	$837

As of December 31, 2025 and December 31, 2024, the Company’s aggregate unrealized appreciation and depreciation on investments based on cost for U.S. federal income tax purposes was as follows (in thousands):

	December 31, 2025	December 31, 2024
Tax Cost	$547,478	$317,213

Gross unrealized appreciation	$2,730	$2,155
Gross unrealized depreciation	(4,481)	(739)
Net unrealized investment appreciation (depreciation)	$(1,751)	$1,416

In general, we may make certain reclassifications to the components of member’s capital as a result of permanent book-to-tax differences and book-to-tax differences relating to nondeductible expenses. As of December 31, 2025, we adjusted undistributed net investment income by less than $0.1 million to $20.3 million and common units by less than $0.1 million to $235.3 million. As of December 31, 2024, we adjusted undistributed net investment income by less than $0.1 million to $10.6 million and common units by $0.6 million to $155.3 million. As of December 31, 2023, we adjusted undistributed net investment income by less than $0.1 million to $0.8 million and common units by $0.1 million to $80.9 million. Total earnings and NAV were not affected.

To the extent that the Company determines that its estimated current year annual taxable income will exceed its estimated current year distributions from such taxable income, the Company accrues excise tax on estimated excess taxable income. For the years ended December 31, 2025 and December 31, 2024, no excise tax was recorded. For the period from December 4, 2023 (inception) to December 31, 2023 less than $0.1 million was recorded for U.S. federal excise tax, which is included in Other general and administrative expenses on the Consolidated Statement of Operations.

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

SENIOR CREDIT INVESTMENTS, LLC

Notes to Consolidated Financial Statements-continued

(In thousands, except unit and per unit data)

Note 11. Financial Highlights

The following are the financial highlights for the years ended December 31, 2025 and December 31, 2024 and for the period from December 4, 2023 (inception) to December 31, 2023 (in thousands, except unit and per unit data):

	Year ended December 31,		For the period from December 4, 2023 (Inception) to December 31,
	2025	2024	2023
Per Unit Data:
Net asset value at beginning of period	$1,810.37	$1,834.62	$1.00
Net investment income (1)	200.84	193.92	(28.86)
Net realized gains (losses) and unrealized appreciation (depreciation) (2)(8)	(28.00)	(35.48)	1,862.48
Net increase (decrease) in member’s capital from operations	1,983.21	1,993.06	1,834.62
Distributions declared (3)	(195.23)	(182.69)	—
Net asset value at end of period	$1,787.98	$1,810.37	$1,834.62

Total return based on net asset value (4)	10.0%	8.6%	N/M
Units outstanding, end of period	129,757	85,248	44,576
Weighted average units outstanding	101,217	54,851	30,180

Ratio/Supplemental Data:
Member’s capital at end of period	$232,005	$154,331	$81,780
Ratio of net expenses to average member’s capital (5)	11.6%	11.6%	16.2%
Ratio of net expenses before voluntary waivers to average member’s capital (5)(6)	14.1%	13.8%	17.9%
Ratio of net investment income to average member’s capital (5)	10.8%	10.4%	5.6%
Portfolio turnover rate (7)	5.9%	0.0%	12.0%
Asset coverage ratio, end of period	169.8%	188.9%	223.4%

Capital Commitments Data:
Capital commitments, end of period	$300,000	$300,000	$300,000
Funded capital commitments, end of period	$235,998	$155,998	$80,998
% of capital commitments funded	78.7%	52.0%	27.0%

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
(5)
Net expenses include interest expense and all other company operating expenses. Amounts for the period from December 4, 2023 to December 31, 2023 are annualized with the exception of certain non-recurring expenses. Operating expenses may vary in the future based on the amount of capital raised and other unpredictable variables.
(6)
Voluntary waivers include management fees and incentive fees.
(7)
The turnover rate is derived by dividing the lesser of cash paid for purchases of new investments or proceeds received for investments fully repaid during the year by the average fair value of investments during the period.
(8)
For the period from December 4, 2023 to December 31, 2023, the Company recorded $1.7 million of net realized gain and changes in unrealized appreciation, the majority of which occurred upon the Company’s initial acquisition of loans and commitments on December 4, 2023.

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

On January 28, 2026, the Company provided the administrative agent of the Revolving Credit Facility with written notice to reduce the commitment of the lenders from $75 million to $50 million.

On January 29, 2026, the Company’s Board of Directors declared a distribution of $16.4127 per common unit, which was paid on February 17, 2026 to unitholders of record as of January 30, 2026.

On February 27, 2026, the Company’s Board of Directors declared a distribution of $17.0735 per common unit, which was paid on March 16, 2026 to unitholders of record as of February 27, 2026.

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

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2025, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

Management evaluated our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). As a result of this assessment and based on the criteria in this framework, management has concluded that, as of December 31, 2025, our internal control over financial reporting was effective.

Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

Rule 10b5-1 Trading Arrangements

During the quarter ended December 31, 2025, none of our directors or officers adopted, modified, or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement.”

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

Information regarding the Board and Executive Officers are set forth below:

Name	Age	Position	Position Held Since
Interested Directors
Thomas G. Brady	59	Director and Chair of the Board of Directors	2023
Independent Directors
Robert S. Franklin	70	Director	2023
Joseph T. Kenney, Jr.	60	Director	2023
Jonathan A. Lucas	66	Director	2023
Carmen J. Romano	70	Director	2023
Executive Officers
Jason Kennedy	53	Chief Executive Officer and President	2022
Ryan Schindele	33	Chief Financial Officer	2025
Adam Klepack	43	General Counsel and Secretary	2022
E. Joseph Hess	69	Chief Operating Officer	2023
Thomas Grenville	54	Chief Compliance Officer	2023
Daniel Rapino III	59	Chief Accounting Officer	2024

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

Ryan Schindele is the Chief Financial Officer of the Company, Jefferies Credit Partners BDC Inc., and the Global Head of Fund Accounting of the Company’s investment adviser. Mr. Schindele joined Jefferies in 2021 and is responsible for overseeing fund accounting operations, financial reporting, and performance analytics across the Jefferies platform. Prior to joining Jefferies, Mr. Schindele worked in private credit as a senior fund accountant and assistant controller at Deerpath Capital Management. Mr. Schindele holds a Bachelor’s degree in Accounting from University of South Florida and a Master’s degree in Accounting from Palm Beach Atlantic University.

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

Compensation of Directors

Amounts payable under the arrangement are determined and paid quarterly in arrears, and such amounts for the fiscal year ended December 31, 2025 are presented below:

Fees Earned or Paid in Cash
Interested Director
Thomas G. Brady (1)	—
Independent Directors
Robert S. Franklin	$65,000
Joseph T. Kenney, Jr.	$60,000
Jonathan A. Lucas	$60,000
Carmen J. Romano	$60,000

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 10, 2026, the beneficial ownership of each current director, the Company’s executive officers, each person known to us to beneficially own 5% or more of the outstanding units, and the executive officers and directors as a group. Percentage of beneficial ownership is based on 129,757 units outstanding as of March 10, 2026.

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

	Number of Units	Percentage
Five-Percent-or-More Beneficial Owners
Platinum Falcon B 2018 RSC Limited (1)	129,757	100.0%
Interested Directors (2)
Thomas G. Brady	—	—
Independent Directors (2)
Robert S. Franklin	—	—
Joseph T. Kenney, Jr.	—	—
Jonathan A. Lucas	—	—
Carmen J. Romano	—	—
Executive Officers Who Are Not Directors (2)
Jason Kennedy	—	—
Ryan Schindele	—	—
Adam Klepack	—	—
E. Joseph Hess	—	—
Thomas Grenville	—	—
Daniel Rapino III	—	—
All officers and directors as a group (11 persons)	—	—

(1)
Beneficial ownership information is based on information contained in the Schedule 13D/A filed on January 30, 2026 on behalf of Platinum Falcon B 2018 RSC Limited (“Platinum”). According to the schedule, included in the number of our common units listed above as beneficially owned by Platinum are 6,358 units over which Platinum has sole voting power, 0 units over which Platinum has shared voting power, 129,757 units over which Platinum has sole dispositive power and 0 units over which Platinum has shared dispositive power. The principal address for Platinum Falcon B 2018 RSC Limited is Abu Dhabi Investment Authority, 211 Corniche, PO Box 3600, Abu Dhabi, United Arab Emirates.
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
•
100% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns with respect to that portion of such Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds the hurdle rate but is less than a rate of return of 2.00% (8.00% annualized). We refer to this portion of our Pre-Incentive Fee Net Investment Income Returns (which exceeds the hurdle rate but is less than 2.00%) as the “catch-up.” The “catch-up” is meant to provide the Investment Adviser with approximately 12.50% of our Pre-Incentive Fee Net Investment Income Returns as if a hurdle rate did not apply if this net investment income exceeds 2.00% in any calendar quarter; and
•
12.50% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns, if any, that exceed a rate of return of 2.00% (8.00% annualized). This reflects that once the hurdle rate is reached and the catch-up is achieved, 12.50% of all Pre-Incentive Fee Net Investment Income Returns thereafter are allocated to the Investment Adviser.

These calculations are prorated for any period of less than three months and adjusted for any units issued or repurchased during the relevant quarter.

(2) Incentive Fee Based on Capital Gains

The second component of the incentive fee, the capital gains incentive fee, is payable at the end of each calendar quarter in arrears. The amount payable equals:

•
12.50% of cumulative realized capital gains from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fee on capital gains as calculated in accordance with U.S. GAAP.

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

For the years ended December 31, 2025 and December 31, 2024 and for the period from December 4, 2023 (inception) to December 31, 2023, the Company recognized $2.4 million, $1.3 million and $0.1 million, respectively, of management fees, and $2.2 million, $1.1 million and $0.2 million, respectively, of incentive fees before the impact of waived fees. For the years ended December 31, 2025 and December 31, 2024 and for the period from December 4, 2023 (inception) to December 31, 2023, $2.4 million, $1.3 million and $0.1 million, respectively, of management fees were waived, and $2.2 million, $1.1 million and $0.2 million, respectively, of incentive fees were waived.

As of December 31, 2025 and December 31, 2024, management and incentive fees payable were $0.0 million.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees

Deloitte & Touche LLP, New York, New York, was selected by the Audit Committee and the Independent Directors of the Board to serve as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2025. The Company knows of no direct financial or material indirect financial interest of Deloitte & Touche LLP in the Company.

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

No audit related fees were billed by Deloitte & Touche LLP to the Investment Adviser, or any entity controlling, controlled by, or under common control with, the Investment Adviser, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the year ended December 31, 2025 and for the period from December 4, 2023 (inception) to December 31, 2024.

Tax Fees

Tax fees are fees for tax compliance, tax advice and tax planning.

No tax fees were billed by Deloitte & Touche LLP to the Investment Adviser, or any entity controlling, controlled by, or under common control with, the Investment Adviser, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the year ended December 31, 2025 and for the period from December 4, 2023 (inception) to December 31, 2024.

All Other Fees

All other fees are fees for services not included in the first three categories.

No fees were billed by Deloitte & Touche LLP to the Investment Adviser, or any entity controlling, controlled by, or under common control with, the Investment Adviser, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the year ended December 31, 2025 and for the period from December 4, 2023 (inception) to December 31, 2024.

Aggregate Non-Audit Fees

No non-audit fees were billed to the Investment Adviser by Deloitte & Touche LLP for non-audit services for the year ended December 31, 2025 and for the period from December 4, 2023 (inception) to December 31, 2024. This includes any non-audit services required to be pre-approved or non-audit services that did not require pre-approval since they did not directly relate to the Company’s operations or financial reporting.

Fees

Set forth in the table below are audit fees, audit‑related fees, tax fees and all other fees billed to the Company by Deloitte & Touche LLP for professional services performed:

	Year ended December 31,		For the period from December 4, 2023 (Inception) to December 31,
	2025	2024	2023
Audit Fees	$321,074	$290,301	$297,300
Audit-Related Fees (1)	—	—	—
Tax Fees	56,315	70,400	38,198
All Other Fees (2)	—	—	—
Total Fees	$377,389	$360,701	$335,498

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following documents are filed as part of this annual report:

(1)
Financial Statements—Financial statements are included in Item 8. See the Index to the consolidated financial statements on page 53 of this annual report on Form 10-K.
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

4.2	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Company’s Registration Statement on Form 10, filed on October 3, 2023).
10.1

Investment Advisory Agreement between the Company and the Investment Adviser, dated September 25, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 20, 2023).

10.2

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

10.4

Custody Agreement between the Company and The Bank of New York Mellon Trust Company, National Association, dated February 28, 2023 (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K,filed on March 29, 2024).

10.5	Dividend Reinvestment Plan (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K,filed on March 29, 2024).
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

10.8

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

10.9

Amended and Restated Fee Waiver Agreement dated January 24, 2025, effective as of September 26, 2024, by and between Senior Credit Investments, LLC and Jefferies Credit Management LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 29, 2025).

10.10

Amendment No. 3, dated as of March 13, 2025, to the Loan and Security Agreement among SCI BDC SPV I LLC, Senior Credit Investments, LLC, the lenders party thereto, and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K, filed on March 25, 2025).

10.11

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

Senior Credit Investments, LLC

Date: March 19, 2026	By:	/s/ Jason Kennedy
Jason Kennedy
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jason Kennedy	Chief Executive Officer and President (Principal Executive Officer)	March 19, 2026
Jason Kennedy

/s/ Ryan Schindele	Chief Financial Officer (Principal Financial Officer)	March 19, 2026
Ryan Schindele

/s/ Daniel Rapino III	Chief Accounting Officer (Principal Accounting Officer)	March 19, 2026
Daniel Rapino

/s/ Thomas G. Brady	Director and Chair of the Board of Directors	March 19, 2026
Thomas G. Brady

/s/ Robert S. Franklin	Director	March 19, 2026
Robert S. Franklin

/s/ Joseph T. Kenney, Jr.	Director	March 19, 2026
Joseph T. Kenney, Jr

/s/ Jonathan A. Lucas	Director	March 19, 2026
Jonathan A. Lucas

/s/ Carmen J. Romano	Director	March 19, 2026
Carmen J. Romano