Form 10-Q
period 2026-03-31
Senior Credit Investments, LLC
filed 2026-05-13
CIK 1959568

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 6, 2026, the registrant had 146,634 common units outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Statements of Assets and Liabilities (Unaudited)

(In thousands, except for unit and per unit data)

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (amortized cost of $593,625 and $546,560, at March 31, 2026 and December 31, 2025, respectively)	$591,810	$545,727
Cash and cash equivalents	7,923	4,894
Restricted cash	12,676	14,285
Interest receivable	2,433	2,536
Receivable for purchases pending settlement	9,256	—
Deferred financing costs	3,583	3,876
Prepaid expenses and other assets	190	314
Total assets	$627,871	$571,632
Liabilities
Debt	$359,063	$332,579
Distributions payable	2,233	1,985
Interest payable	4,684	4,508
Accrued expenses and other liabilities	799	555
Total liabilities	$366,779	$339,627
Commitments and contingencies (Note 9)
Member’s Capital
Common units (146,634 and 129,757 units issued and outstanding, at March 31, 2026 and December 31, 2025, respectively)	$265,318	$235,318
Accumulated distributed earnings (losses)	(4,226)	(3,313)
Total member’s capital	$261,092	$232,005
Total liabilities and member’s capital	$627,871	$571,632

Net Asset Value Per Unit
Net assets	$261,092	$232,005
Common units outstanding (1,000,000,000 units authorized, at March 31, 2026 and December 31, 2025)	146,634	129,757
Net asset value per unit	$1,780.57	$1,787.98

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Statement of Operations (Unaudited)

(In thousands, except for unit and per unit data)

	Three months ended March 31,
	2026	2025
Investment Income
Non-controlled/non-affiliated investments
Interest income	$12,186	$8,107
Payment-in-kind interest income	428	184
Other income	208	274
Total investment income	12,822	8,565
Operating Expenses
Interest and other financing expenses	5,657	3,448
Management fees	760	509
Income-based incentive fees	728	497
Other general and administrative expenses	582	634
Total expenses before Fee Waiver	7,727	5,088
Management fees waived	(760)	(509)
Incentive fees waived	(728)	(497)
Net expenses	6,239	4,082
Net investment income	6,583	4,483
Net Realized Gain (Loss) and Change in Unrealized Appreciation (Depreciation)
Net realized gain (loss):
Non-controlled/non-affiliated investments	64	188
Net realized gain (loss)	64	188
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(982)	(737)
Net change in unrealized appreciation (depreciation)	(982)	(737)
Net realized gain (loss) and change in unrealized appreciation (depreciation)	(918)	(549)
Net Increase in Member’s Capital Resulting from Operations	$5,665	$3,934
Net Increase in Member's Capital Resulting from Operations - Basic and Diluted (Note 8)	$43.35	$42.25
Weighted Average Units Outstanding (Note 8)	130,694	93,119

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Statement of Changes in Member’s Capital (Unaudited)

(In thousands, except for unit and per unit data)

	Three months ended March 31,
	2026	2025
Net Increase (Decrease) in Member’s Capital Resulting from Operations
Net investment income	$6,583	$4,483
Net realized gains (losses)	64	188
Net change in unrealized appreciation (depreciation)	(982)	(737)
Net increase in member’s capital resulting from operations	5,665	3,934

Distributions to Unitholders
Distributions declared	(6,578)	(4,690)
Net decrease in member’s capital resulting from distributions to unitholders	(6,578)	(4,690)

Capital Transactions
Issuance of common units	30,000	22,500
Net increase in member’s capital from common unit transactions	30,000	22,500

Member’s Capital
Total increase (decrease) in member’s capital during the period	29,087	21,744
Member’s capital, beginning of period	232,005	154,331
Member’s Capital at End of Period	$261,092	$176,075

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Statement of Cash Flows (Unaudited)

(In thousands, except for unit and per unit data)

	Three months ended March 31,
	2026	2025
Operating Activities
Net increase in member’s capital resulting from operations	$5,665	$3,934
Adjustments to reconcile net increase in member’s capital resulting from operations to net cash used in operating activities:
Net realized (gains) losses on investments	(64)	(188)
Net change in unrealized (appreciation) depreciation on investments	982	737
Net accretion of discount and amortization of premium	(295)	(239)
Amortization of deferred financing costs	411	199
Payment-in-kind interest and fees capitalized	(427)	(165)
Purchase of investments	(55,863)	(48,061)
Proceeds from sale of investments and principal repayments	9,584	11,345
Changes in assets and liabilities:
Interest receivable	103	20
Receivable for purchases pending settlement	(9,256)	—
Prepaid expenses and other assets	124	50
Interest payable	176	229
Payable for investment purchased	—	1,756
Accrued expenses and other liabilities	196	210
Net Cash Used in Operating Activities	(48,664)	(30,173)
Financing Activities
Borrowings on debt	98,500	29,500
Repayments on debt	(72,016)	(9,579)
Financing costs paid and deferred	(70)	(444)
Proceeds from issuance of common units	30,000	22,500
Distributions paid to unitholders	(6,330)	(5,024)
Net Cash Provided by Financing Activities	50,084	36,953
Cash and Cash Equivalents and Restricted Cash
Net increase (decrease) in cash and cash equivalents and restricted cash	1,420	6,780
Cash and cash equivalents and restricted cash, beginning of period	19,179	8,860
Cash and cash equivalents and restricted cash, end of period	$20,599	$15,640

Supplemental Disclosure of Non-Cash Information
Cash paid for interest	$5,072	$3,021
Accrued but unpaid debt financing costs	56	381
Distributions payable	2,233	1,560

The following table presents cash and cash equivalents and restricted cash by category within the Consolidated Statements of Assets and Liabilities (in thousands):

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$7,923	$4,894
Restricted cash	12,676	14,285
Cash and cash equivalents and restricted cash	$20,599	$19,179

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except for unit and per unit data)

Portfolio Company (5)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Member’s Capital	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Aerospace & Defense
AA&D Midco, Inc. (fka GB Eagle Buyer, Inc.)	First Lien Term Loan	S + 4.75%	11/29/2030	$7,932	$7,857	$7,853		9
AA&D Midco, Inc. (fka GB Eagle Buyer, Inc.)	First Lien Term Loan	S + 4.75%	11/29/2030	689	683	683		9
AA&D Midco, Inc. (fka GB Eagle Buyer, Inc.)	First Lien Delayed Draw Term Loan	S + 4.75%	11/29/2030	1,854	1,836	1,835		9
AA&D Midco, Inc. (fka GB Eagle Buyer, Inc.)	First Lien Revolver	S + 4.75%	11/29/2030	74	73	72		9,23
PPW Aero Buyer, Inc.	First Lien Term Loan	S + 5.00%	9/30/2031	914	905	914		9
PPW Aero Buyer, Inc.	First Lien Delayed Draw Term Loan	S + 5.00%	9/30/2031	—	(15)	—		23
PPW Aero Buyer, Inc.	First Lien Revolver	P + 4.00%	9/30/2031	23	22	23		15,23
Titan BW Borrower L.P.	First Lien Term Loan	S + 5.38% (includes 2.88% PIK)	7/26/2032	5,041	4,995	5,041		9
Titan BW Borrower L.P.	First Lien Delayed Draw Term Loan	S + 4.75%	7/26/2032	252	249	252		9,23
Titan BW Borrower L.P.	First Lien Revolver	S + 4.75%	7/26/2032	—	(1)	—		23
West Star Aviation Acquisition, LLC	First Lien Term Loan	S + 4.50%	5/20/2032	7,024	6,976	7,024		8
West Star Aviation Acquisition, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	5/20/2032	1,131	1,122	1,131		8,23
West Star Aviation Acquisition, LLC	First Lien Revolver	S + 4.50%	5/20/2032	12	11	12		8,23
Zenith AcquisitionCo, LLC	First Lien Term Loan	S + 4.50%	1/13/2033	2,784	2,770	2,770		9
Zenith AcquisitionCo, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	1/13/2033	64	61	58		9,23
Zenith AcquisitionCo, LLC	First Lien Revolver	S + 4.50%	1/13/2033	—	—	(1)		23
					27,544	27,667	10.6%
Air Freight & Logistics
Capstone Acquisition Holdings, Inc.	First Lien Term Loan	S + 4.50%	11/12/2029	4,606	4,541	4,594		8
Capstone Acquisition Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	11/12/2029	725	721	724		8
SEKO Global Logistics Network, LLC	First Lien Term Loan, Last-out	S + 7.00% (includes 5.00% PIK)	5/27/2030	1,761	1,683	1,761		9
Zeppelin Holdco II, LP	First Lien Term Loan	S + 4.75%	8/2/2032	2,600	2,575	2,587		9
Zeppelin Holdco II, LP	First Lien Delayed Draw Term Loan	S + 4.75%	8/2/2032	—	(3)	(4)		23
Zeppelin Holdco II, LP	First Lien Revolver	S + 4.75%	8/2/2032	—	(1)	(1)		23
					9,516	9,661	3.7%
Chemicals
ASP Meteor Acquisition Co LLC	First Lien Term Loan	S + 6.00%	9/1/2029	1,425	1,381	1,411		9
ASP Meteor Acquisition Co LLC	First Lien Delayed Draw Term Loan	S + 6.00%	9/1/2029	1,263	1,224	1,250		9
Aurora Plastics, LLC	First Lien Term Loan	S + 4.75%	8/12/2030	2,630	2,536	2,590		8
Aurora Plastics, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	8/12/2030	1,002	944	987		8
Aurora Plastics, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	8/12/2030	—	(1)	(2)		23
					6,084	6,236	2.4%
Commercial Services & Supplies
Firebird Acquisition Corp, Inc	First Lien Term Loan	S + 5.00% (includes 2.75% PIK)	2/2/2032	4,326	4,308	4,326		9
Firebird Acquisition Corp, Inc	First Lien Delayed Draw Term Loan	S + 4.50%	2/2/2032	1,386	1,377	1,386		9,23
Firebird Acquisition Corp, Inc	First Lien Revolver	S + 4.50%	2/2/2032	—	(1)	—		23
Geo TopCo Corporation	First Lien Term Loan	S + 4.50%	10/15/2031	7,134	7,074	7,134		9
Geo TopCo Corporation	First Lien Delayed Draw Term Loan	S + 4.50%	10/15/2031	1,295	1,278	1,295		9,23
Geo TopCo Corporation	First Lien Revolver	S + 4.50%	10/15/2031	33	31	32		9,23
Hercules Borrower LLC	First Lien Term Loan	S + 4.75%	12/15/2028	1,393	1,381	1,383		9
Hercules Borrower LLC	First Lien Delayed Draw Term Loan	S + 4.75%	12/15/2028	—	(8)	(16)		23
Hercules Borrower LLC	First Lien Delayed Draw Term Loan	S + 4.75%	12/15/2028	—	(8)	(16)		23
NRO Holdings III Corp.	First Lien Term Loan	S + 5.25%	7/15/2031	187	184	185		9
NRO Holdings III Corp.	First Lien Delayed Draw Term Loan	S + 5.25%	7/15/2031	37	36	36		10,23
NRO Holdings III Corp.	First Lien Revolver	S + 5.25%	7/15/2030	10	10	10		9,23

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Schedule of Investments (Unaudited) - Continued

March 31, 2026

(In thousands, except for unit and per unit data)

Portfolio Company (5)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Member’s Capital	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Commercial Services & Supplies, continued
Pearl Acquisition Buyer, Inc.	First Lien Term Loan	S + 4.50%	12/31/2032	$6,113	$6,083	$6,082		9
Pearl Acquisition Buyer, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	12/31/2032	—	(5)	(10)		23
Pearl Acquisition Buyer, Inc.	First Lien Revolver	S + 4.50%	12/31/2032	15	15	15		9,23
Pike Corporation	First Lien Term Loan	S + 4.50%	12/20/2032	7,045	7,011	7,010		8
Pike Corporation	First Lien Delayed Draw Term Loan	S + 4.50%	12/20/2032	—	(4)	(8)		23
Pike Corporation	First Lien Revolver	S + 4.50%	12/20/2032	—	(1)	(1)		23
Polyphase Elevator Holding Co	First Lien Term Loan	S + 5.00%	11/24/2032	5,380	5,341	5,353		9
Polyphase Elevator Holding Co	First Lien Delayed Draw Term Loan	S + 5.00%	11/24/2032	647	644	643		9,23
Polyphase Elevator Holding Co	First Lien Revolver	S + 5.00%	11/24/2032	—	(1)	(1)		23
Populous Global II, LLC	First Lien Term Loan	S + 4.50%	4/12/2032	6,759	6,699	6,759		9
Populous Global II, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	4/12/2032	—	(3)	—		23
Populous Global II, LLC	First Lien Revolver	S + 4.50%	4/11/2031	—	(1)	—		23
					41,440	41,597	15.9%
Diversified Consumer Services
Any Hour LLC	First Lien Term Loan	S + 5.75% (includes 3.25% PIK)	5/23/2030	6,811	6,734	6,572		9
Any Hour LLC	First Lien Delayed Draw Term Loan	S + 5.75% (includes 3.25% PIK)	5/23/2030	193	190	186		9
Any Hour LLC	First Lien Revolver	S + 5.75% (includes 3.25% PIK)	5/23/2030	136	134	130		9,23
Apex Service Partners, LLC	First Lien Term Loan	S + 5.00%	10/24/2030	1,875	1,859	1,875		9
Apex Service Partners, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	10/24/2030	5,515	5,468	5,515		9,23
Apex Service Partners, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	10/24/2030	336	321	306		9,23
Barbri Holdings, Inc.	First Lien Term Loan	S + 4.75%	4/30/2030	7,975	7,943	7,895		9
KL Stockton Intermediate II, LLC	First Lien Term Loan	13.00% PIK	5/23/2031	376	371	367
National Express Wash Parent Intermediate Holdco, LLC	First Lien Term Loan	S + 5.00%	7/16/2029	1,669	1,655	1,669		9
National Express Wash Parent Intermediate Holdco, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	7/16/2029	2,094	2,069	2,094		10,23
National Express Wash Parent Intermediate Holdco, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	7/16/2029	1,113	1,112	1,112		9
National Express Wash Parent Intermediate Holdco, LLC	First Lien Revolver	S + 5.00%	7/16/2029	90	89	90		10,23
PTSH Intermediate Holdings, LLC	First Lien Term Loan	S + 5.00%	1/10/2033	1,558	1,543	1,543		9
Redwood Services, LP	First Lien Term Loan	S + 4.25%	6/16/2032	3,069	3,041	3,069		9
Redwood Services, LP	First Lien Delayed Draw Term Loan	S + 4.25%	6/16/2032	327	321	327		9,23
Redwood Services, LP	First Lien Revolver	S + 4.25%	6/16/2032	—	(1)	—		23
Spotless Brands, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	7/25/2028	630	620	605		9,23
Wrench Group, LLC	First Lien Term Loan	S + 4.75%	9/3/2032	5,727	5,673	5,713		9
Wrench Group, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	9/3/2032	—	(3)	(2)		23
Wrench Group, LLC	First Lien Revolver	S + 4.75%	9/3/2031	—	(1)	—		23
					39,138	39,066	15.0%
Electrical Equipment
Trystar, LLC	First Lien Term Loan	S + 4.25%	8/6/2031	4,753	4,714	4,729		9
Trystar, LLC	First Lien Term Loan	S + 4.25%	8/6/2031	2,033	2,016	2,023		9
Trystar, LLC	First Lien Term Loan	S + 4.50%	8/6/2031	115	114	114		9
Trystar, LLC	First Lien Delayed Draw Term Loan	S + 4.25%	8/6/2031	—	(1)	(2)		23
Trystar, LLC	First Lien Delayed Draw Term Loan	S + 4.25%	8/6/2031	2,569	2,547	2,557		9
Trystar, LLC	First Lien Revolver	S + 4.25%	8/6/2031	—	(1)	(1)		23
Wildcat Topco, Inc	First Lien Term Loan	S + 4.50%	11/17/2031	5,001	4,958	5,001		9
Wildcat Topco, Inc	First Lien Delayed Draw Term Loan	S + 4.50%	11/17/2031	—	(4)	—		23
Wildcat Topco, Inc	First Lien Revolver	S + 4.50%	11/17/2031	—	(1)	—		23
					14,342	14,421	5.5%

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Schedule of Investments (Unaudited) - Continued

March 31, 2026

(In thousands, except for unit and per unit data)

Portfolio Company (5)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Member’s Capital	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Electronic Equipment, Instruments & Components
Dwyer Instruments, LLC	First Lien Term Loan	S + 4.75%	7/20/2029	$877	$870	$877		9
Dwyer Instruments, LLC	First Lien Term Loan	S + 4.75%	7/20/2029	2,760	2,727	2,760		9
Dwyer Instruments, LLC	First Lien Term Loan	S + 4.75%	7/20/2029	1,223	1,214	1,223		9
Dwyer Instruments, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	7/20/2029	2,079	2,060	2,079		9
Dwyer Instruments, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	7/20/2029	3,234	3,191	3,234		9
Dwyer Instruments, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	7/20/2029	160	159	160		9
Dwyer Instruments, LLC	First Lien Revolver	S + 4.75%	7/20/2029	67	66	67		9,23
					10,287	10,400	4.0%
Financial Services
Arax Midco, LLC	First Lien Term Loan	S + 5.25%	3/24/2032	5,323	5,296	5,296		9
Arax Midco, LLC	First Lien Delayed Draw Term Loan	S + 5.25%	3/24/2032	—	(8)	(16)		23
Arax Midco, LLC	First Lien Revolver	S + 5.25%	3/24/2032	—	—	—		23
SitusAMC Holdings Corporation	First Lien Term Loan	S + 5.50%	5/14/2031	9,462	9,418	9,462		9
					14,706	14,742	5.6%
Food Products
Les Aliments Multibar Inc.	First Lien Term Loan	S + 5.75%	4/17/2031	80	79	80		9,20
Nellson Nutraceutical, LLC	First Lien Term Loan	S + 5.75%	4/17/2031	1,159	1,144	1,159		9
Nellson Nutraceutical, LLC	First Lien Delayed Draw Term Loan	S + 5.75%	4/17/2031	—	(1)	—		23
Nellson Nutraceutical, LLC	First Lien Revolver	P + 4.75%	4/17/2031	28	27	28		15,23
					1,249	1,267	0.5%
Health Care Equipment & Supplies
Perkinelmer U.S. LLC	First Lien Term Loan	S + 4.75%	3/13/2029	570	568	568		8
Perkinelmer U.S. LLC	First Lien Term Loan	S + 4.75%	3/13/2029	8,414	8,251	8,373		8
Perkinelmer U.S. LLC	First Lien Delayed Draw Term Loan	S + 4.75%	3/13/2029	—	(4)	(10)		23
Spruce Bidco II Inc.	First Lien Term Loan	C + 4.75%	1/30/2032	CAD 194	132	139		11
Spruce Bidco II Inc.	First Lien Term Loan	S + 4.75%	1/30/2032	8,017	7,911	8,017		10
Spruce Bidco II Inc.	First Lien Term Loan	T + 5.00%	1/30/2032	JPY 20,693	132	130		17
Spruce Bidco II Inc.	First Lien Revolver	S + 4.75%	1/30/2032	30	28	30		10,23
					17,018	17,247	6.6%
Health Care Providers & Services
AB Centers Acquisition Corporation	First Lien Term Loan	S + 5.25%	7/2/2031	7,776	7,681	7,737		8
AB Centers Acquisition Corporation	First Lien Delayed Draw Term Loan	S + 5.25%	7/2/2031	702	689	695		8,23
AB Centers Acquisition Corporation	First Lien Revolver	S + 5.25%	7/2/2031	—	(2)	(1)		23
AB Centers Acquisition Corporation	First Lien Term Loan	S + 5.25%	7/2/2031	1,132	1,127	1,126		8
Coding Solutions Acquisition, Inc.	First Lien Term Loan	S + 5.00%	8/7/2031	10,636	10,531	10,529		8
Coding Solutions Acquisition, Inc.	First Lien Delayed Draw Term Loan	S + 5.00%	8/7/2031	—	(2)	(4)		23
Coding Solutions Acquisition, Inc.	First Lien Revolver	S + 5.00%	8/7/2031	—	(1)	(1)		23
Petvet Care Centers, LLC	First Lien Term Loan	S + 6.00%	11/15/2030	9,531	9,388	8,840		8
Petvet Care Centers, LLC	First Lien Revolver	S + 6.00%	11/15/2029	30	28	19		8,23
PPV Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	S + 5.25%	8/31/2029	2,727	2,691	2,692		9,23
Quantum Health, Inc.	First Lien Term Loan	S + 4.75%	12/22/2027	4,491	4,459	4,468		9
RCP Nats Purchaser, LLC	First Lien Term Loan	S + 5.00%	3/19/2032	1,162	1,151	1,150		9
RCP Nats Purchaser, LLC	First Lien Term Loan	S + 5.00%	3/19/2032	348	344	344		9
RCP Nats Purchaser, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	3/19/2032	140	138	138		9,23
RCP Nats Purchaser, LLC	First Lien Revolver	S + 5.00%	3/19/2032	—	—	—		23
Solis Mammography Buyer, Inc.	First Lien Term Loan	S + 5.00%	5/31/2032	4,229	4,172	4,229		9
Solis Mammography Buyer, Inc.	First Lien Delayed Draw Term Loan	S + 5.00%	5/31/2032	—	(3)	—		23
Solis Mammography Buyer, Inc.	First Lien Revolver	S + 5.00%	5/29/2030	—	(1)	—		23
USHV Management, LLC	First Lien Term Loan	S + 5.00%	9/8/2032	2,511	2,487	2,511		9
USHV Management, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	9/8/2032	46	45	46		9,23
USHV Management, LLC	First Lien Revolver	P + 4.00%	9/8/2031	26	25	26		15,23
					44,947	44,544	17.1%

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Schedule of Investments (Unaudited) - Continued

March 31, 2026

(In thousands, except for unit and per unit data)

Portfolio Company (5)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Member’s Capital	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Health Care Technology
AGS Health BCP Holdings, Inc	First Lien Term Loan	S + 4.50%	8/2/2032	$2,583	$2,577	$2,583		9
AGS Health BCP Holdings, Inc	First Lien Delayed Draw Term Loan	S + 4.50%	8/2/2032	—	(1)	—		23
AGS Health BCP Holdings, Inc	First Lien Revolver	S + 4.50%	8/2/2032	—	—	—		23
AGS Health BCP LLC	First Lien Term Loan	S + 4.50%	8/2/2032	1,357	1,354	1,357		9
AGS Health BCP LLC	First Lien Delayed Draw Term Loan	S + 4.50%	8/2/2032	—	(1)	—		23
AGS Health BCP LLC	First Lien Revolver	S + 4.50%	8/2/2032	—	—	—		23
Brilliance Technologies, Inc.	First Lien Term Loan	S + 5.00% (includes 2.75% PIK)	3/11/2032	3,284	3,270	3,284		8
Brilliance Technologies, Inc.	First Lien Delayed Draw Term Loan	S + 5.00% (includes 2.75% PIK)	3/11/2032	5,255	5,231	5,255		8
Brilliance Technologies, Inc.	First Lien Revolver	S + 4.50%	3/11/2032	—	—	—		23
DeLorean Purchaser, Inc.	First Lien Term Loan	S + 4.75%	12/16/2031	6,925	6,835	6,821		9
DeLorean Purchaser, Inc.	First Lien Revolver	S + 4.75%	12/16/2031	—	(2)	(2)		23
Kona Buyer, LLC	First Lien Term Loan	S + 4.50%	7/23/2031	5,173	5,131	5,122		9
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	7/23/2031	304	301	301		9
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	7/23/2031	85	85	85		9
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	7/23/2031	1,837	1,827	1,818		9
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	7/23/2031	666	662	659		9
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	7/23/2031	—	(2)	(10)		23
Kona Buyer, LLC	First Lien Revolver	S + 4.50%	7/23/2031	—	(1)	(1)		23
Kona Buyer, LLC	First Lien Revolver	S + 4.50%	7/23/2031	—	(1)	(1)		23
VaxCare Intermediate II LLC	First Lien Term Loan	S + 4.25%	6/17/2032	3,423	3,392	3,406		9
VaxCare Intermediate II LLC	First Lien Revolver	S + 4.25%	6/17/2032	—	(1)	(1)		23
					30,656	30,676	11.7%
Hotels, Restaurants & Leisure
Cooper's Hawk Intermediate Holding, LLC	First Lien Term Loan	S + 5.50%	7/29/2031	5,132	5,061	5,081		9
Cooper's Hawk Intermediate Holding, LLC	First Lien Delayed Draw Term Loan	S + 5.50%	7/29/2031	—	(3)	(4)		23
Cooper's Hawk Intermediate Holding, LLC	First Lien Revolver	S + 5.50%	7/29/2031	—	(1)	(1)		23
					5,057	5,076	1.9%
Insurance
Galway Borrower LLC	First Lien Term Loan	S + 4.50%	9/29/2028	4,982	4,950	4,957		9
Galway Borrower LLC	First Lien Delayed Draw Term Loan	S + 4.50%	9/29/2028	1,735	1,722	1,726		9
Galway Borrower LLC	First Lien Delayed Draw Term Loan	S + 4.50%	9/29/2028	94	93	93		9
Galway Borrower LLC	First Lien Delayed Draw Term Loan	S + 4.50%	9/29/2028	—	(13)	(26)		23
Galway Borrower LLC	First Lien Revolver	S + 4.50%	9/29/2028	58	57	57		9,23
HIG Operations Holdings, Inc.	First Lien Term Loan	S + 4.50%	6/11/2031	8,605	8,479	8,540		8
HIG Operations Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	6/11/2031	—	—	(8)		23
HIG Operations Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	6/11/2031	—	—	—		23
Integrity Marketing Acquisition, LLC	First Lien Term Loan	S + 5.00%	8/25/2028	6,841	6,796	6,841		9
Integrity Marketing Acquisition, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	8/25/2028	—	(3)	—		23
Integrity Marketing Acquisition, LLC	First Lien Revolver	S + 5.00%	8/25/2028	—	(1)	—		23
Koala Investment Holdings, Inc.	First Lien Term Loan	S + 4.25%	8/30/2032	4,029	3,991	4,009		9
Koala Investment Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 4.25%	8/30/2032	—	(3)	(4)		23
Koala Investment Holdings, Inc.	First Lien Revolver	S + 4.25%	8/30/2032	—	(1)	(1)		23

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Schedule of Investments (Unaudited) - Continued

March 31, 2026

(In thousands, except for unit and per unit data)

Portfolio Company (5)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Member’s Capital	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Insurance, continued
SG Acquisition, Inc.	First Lien Term Loan	S + 4.75%	4/3/2030	$10,516	$10,497	$10,516		9
SG Acquisition, Inc.	First Lien Revolver	S + 4.75%	4/3/2030	—	(1)	—		23
World Insurance Associates, LLC	First Lien Term Loan	S + 5.00%	4/3/2030	4,007	4,007	4,008		9
World Insurance Associates, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	4/3/2030	1,171	1,165	1,171		9,23
World Insurance Associates, LLC	First Lien Revolver	S + 5.00%	4/3/2030	—	—	—		23
					41,735	41,879	16.0%
IT Services
ManTech International Corporation	First Lien Term Loan	S + 4.50%	9/14/2029	834	834	834		9
ManTech International Corporation	First Lien Delayed Draw Term Loan	S + 4.50%	9/14/2029	12	12	12		9
Redwood Services Group, LLC	First Lien Term Loan	S + 5.00%	6/15/2029	5,517	5,427	5,517		9
Redwood Services Group, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	6/15/2029	1,360	1,338	1,360		9
Redwood Services Group, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	6/15/2029	4,522	4,460	4,522		9
Saturn Borrower Inc	First Lien Term Loan	S + 6.00%	11/10/2028	1,955	1,933	1,935		9
Saturn Borrower Inc	First Lien Delayed Draw Term Loan	S + 6.00%	11/10/2028	—	(4)	(7)		23
Saturn Borrower Inc	First Lien Revolver	S + 6.00%	11/10/2028	35	34	34		9,23
Tau Buyer, LLC	First Lien Term Loan	S + 5.00% (includes 2.50% PIK)	2/2/2032	5,026	4,982	5,026		9
Tau Buyer, LLC	First Lien Delayed Draw Term Loan	S + 5.00% (includes 2.50% PIK)	2/2/2032	1,154	1,141	1,154		9,23
Tau Buyer, LLC	First Lien Revolver	S + 4.50%	2/2/2032	43	42	43		9,23
Vensure Employer Services Inc.	First Lien Delayed Draw Term Loan	S + 5.00%	9/29/2031	1,885	1,839	1,810		9,23
Victors Purchaser, LLC	First Lien Term Loan	S + 4.50%	12/23/2032	260	260	259		9
Victors Purchaser, LLC	First Lien Term Loan	S + 4.50%	12/23/2032	8,401	8,331	8,359		9
Victors Purchaser, LLC	First Lien Term Loan	S + 4.50%	12/23/2032	1	1	1		9
Victors Purchaser, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	12/23/2032	—	(5)	(7)		23
Victors Purchaser, LLC	First Lien Revolver	S + 4.50%	12/23/2032	—	(1)	—		23
Wellness AcquisitionCo, Inc.	First Lien Term Loan	S + 4.75%	1/22/2029	1,020	1,016	1,015		9
					31,640	31,867	12.2%
Life Sciences Tools & Services
Advarra Holdings, Inc	First Lien Term Loan	S + 4.50%	9/15/2031	9,607	9,567	9,559		8
Advarra Holdings, Inc	First Lien Term Loan	S + 4.50%	9/15/2031	467	465	465		8
Advarra Holdings, Inc	First Lien Delayed Draw Term Loan	S + 4.50%	9/15/2031	—	(1)	(2)		23
Bracket Intermediate Holding Corp.	First Lien Term Loan	S + 4.75%	10/16/2031	5,753	5,698	5,710		9
Packaging Coordinators Midco, Inc.	First Lien Term Loan	S + 5.00%	10/15/2032	5,659	5,628	5,659		9
Packaging Coordinators Midco, Inc.	First Lien Delayed Draw Term Loan	S + 5.00%	10/15/2032	—	1	—		23
Packaging Coordinators Midco, Inc.	First Lien Delayed Draw Term Loan	S + 5.00%	10/15/2032	—	(2)	—		23
Packaging Coordinators Midco, Inc.	First Lien Delayed Draw Term Loan	S + 5.00%	10/15/2032	—	—	—		23
Packaging Coordinators Midco, Inc.	First Lien Delayed Draw Term Loan	SN + 5.00%	10/15/2032	£101	132	134		16
Packaging Coordinators Midco Inc	First Lien Delayed Draw Term Loan	S + 5.00%	10/15/2032	69	69	69		9,23
Packaging Coordinators Midco, Inc.	First Lien Revolver	S + 5.00%	10/15/2032	—	(1)	—		23
Signant Finance One Limited	First Lien Term Loan	S + 4.75%	10/16/2031	2,778	2,752	2,757		9,21
Signant Finance One Limited	First Lien Delayed Draw Term Loan	S + 4.75%	10/16/2031	—	(8)	(15)		23
Signant Finance One Limited	First Lien Revolver	S + 4.75%	10/16/2031	—	(1)	(1)		23
Titan Luxco I SARL	First Lien Term Loan	S + 5.00%	6/14/2032	2,740	2,715	2,740		10
Titan Luxco I SARL	First Lien Term Loan	E + 5.00%	6/14/2032	€101	116	117		14
Titan Luxco I SARL	First Lien Delayed Draw Term Loan	S + 5.00%	6/14/2032	—	(3)	—		23
Titan Luxco I SARL	First Lien Revolver	S + 5.00%	6/12/2031	47	46	47		10,23
Titan Luxco I SARL	First Lien Revolver	E + 5.00%	6/12/2031	€21	24	24		13,23
					27,197	27,263	10.4%

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Schedule of Investments (Unaudited) - Continued

March 31, 2026

(In thousands, except for unit and per unit data)

Portfolio Company (5)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Member’s Capital	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Machinery
Harvey Tool Company, LLC	First Lien Term Loan	S + 4.50%	8/6/2032	$5,925	$5,925	$5,925		8
Harvey Tool Company, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	8/6/2032	—	(11)	—		23
Harvey Tool Company, LLC	First Lien Revolver	S + 4.50%	8/6/2032	—	(1)	—		23
					5,913	5,925	2.3%
Media
Future Bidco Limited	First Lien Term Loan	S + 5.50%	12/11/2031	101	101	101		7,21,22
Future US Bidco, Inc.	First Lien Term Loan	S + 5.50%	12/11/2031	5,824	5,824	5,801		7,22
Future US Bidco, Inc.	First Lien Delayed Draw Term Loan	S + 5.50%	12/11/2031	—	—	(7)		22,23
ICR, LLC	First Lien Term Loan	S + 4.75%	3/26/2032	4,527	4,482	4,482		9
ICR, LLC	First Lien Revolver	S + 4.75%	3/26/2032	—	(1)	(1)		23
Real Chemistry Intermediate III, Inc.	First Lien Term Loan	S + 4.50%	4/12/2032	5,151	5,128	5,151		9
Real Chemistry Intermediate III, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	4/12/2032	1,534	1,525	1,534		9,23
Real Chemistry Intermediate III, Inc.	First Lien Revolver	S + 4.50%	4/12/2032	—	(1)	—		23
Swoop Intermediate III, Inc.	First Lien Term Loan	S + 4.50%	4/12/2032	2,908	2,895	2,908		8
Swoop Intermediate III, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	4/12/2032	—	(3)	—		23
Swoop Intermediate III, Inc.	First Lien Revolver	S + 4.50%	4/12/2032	—	(1)	—		23
					19,949	19,969	7.6%
Pharmaceuticals, Biotechnology & Life Sciences
Falcon Parent Holdings, Inc.	First Lien Term Loan	S + 5.50% (includes 2.75% PIK)	11/6/2031	1,088	1,075	1,077		9
Falcon Parent Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 5.00%	11/6/2031	—	—	(6)		23
					1,075	1,071	0.4%
Professional Services
AVSC Holding Corp.	First Lien Term Loan	S + 5.00%	12/5/2031	6,926	6,806	6,891		8
AVSC Holding Corp.	First Lien Revolver	S + 5.00%	12/5/2029	25	23	24		8,23
Carr, Riggs and Ingram Capital, LLC	First Lien Term Loan	S + 4.25%	11/18/2031	3,402	3,373	3,385		9
Carr, Riggs and Ingram Capital, LLC	First Lien Delayed Draw Term Loan	S + 4.25%	11/18/2031	564	554	555		9,23
Carr, Riggs and Ingram Capital, LLC	First Lien Revolver	S + 4.25%	11/18/2031	62	61	61		9,23
Chartwell Cumming Holding Corporation	First Lien Term Loan	S + 4.75%	11/16/2029	6,617	6,492	6,584		8
Chartwell Cumming Holding Corporation	First Lien Term Loan	S + 4.75%	11/16/2029	220	218	219		8
Chartwell Cumming Holding Corporation	First Lien Term Loan	S + 4.75%	11/16/2029	381	379	379		8
Chartwell Cumming Holding Corporation	First Lien Delayed Draw Term Loan	S + 4.75%	11/16/2029	439	431	437		8
Chartwell Cumming Holding Corporation	First Lien Delayed Draw Term Loan	S + 4.75%	11/16/2029	255	253	254		8
Chartwell Cumming Holding Corporation	First Lien Delayed Draw Term Loan	S + 4.75%	11/16/2029	—	—	(8)		23
Chartwell Cumming Holding Corporation	First Lien Revolver	S + 4.75%	11/16/2029	—	—	—		23
Conservice Midco LLC	First Lien Term Loan	S + 4.50%	2/25/2033	10,092	10,042	10,041		9
Conservice Midco LLC	First Lien Revolver	S + 4.50%	2/25/2033	—	—	—		23
Deerfield Dakota Holding, LLC	First Lien Term Loan	S + 5.75% (includes 2.75% PIK)	9/13/2032	9,648	9,559	9,576		9
Deerfield Dakota Holding, LLC	First Lien Revolver	S + 5.25%	9/13/2032	21	20	20		8,23
Denali Intermediate Holdings Inc	First Lien Term Loan	S + 5.50%	8/26/2032	5,578	5,526	5,550		8
Denali Intermediate Holdings Inc	First Lien Revolver	S + 5.50%	8/26/2032	—	(1)	(1)		23
Denali Topco LLC	First Lien Term Loan	S + 4.75%	8/26/2032	2,771	2,745	2,771		9
Denali Topco LLC	First Lien Delayed Draw Term Loan	S + 4.75%	8/26/2032	—	(3)	—		23
Denali Topco LLC	First Lien Revolver	S + 4.75%	8/26/2032	—	(1)	—		23
Eclipse Buyer, Inc.	First Lien Term Loan	S + 4.50%	9/5/2031	5,207	5,164	5,207		8
Eclipse Buyer, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	9/5/2031	—	(3)	—		23
Eclipse Buyer, Inc.	First Lien Revolver	S + 4.50%	9/5/2031	—	(1)	—		23
Foreside Financial Group, LLC	First Lien Term Loan	S + 5.25%	9/30/2027	644	634	641		9
Foreside Financial Group, LLC	First Lien Delayed Draw Term Loan	S + 5.25%	9/30/2027	171	169	170		9

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Schedule of Investments (Unaudited) - Continued

March 31, 2026

(In thousands, except for unit and per unit data)

Portfolio Company (5)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Member’s Capital	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Professional Services, continued
IG Investments Holdings, LLC	First Lien Term Loan	S + 5.00%	9/22/2028	$5,787	$5,726	$5,787		9
IG Investments Holdings, LLC	First Lien Revolver	S + 5.00%	9/22/2028	—	—	—		23
IRI Group Holdings, Inc.	First Lien Term Loan	S + 4.25%	12/1/2029	7,143	7,019	7,143		9
IRI Group Holdings, Inc.	First Lien Revolver	S + 4.25%	12/1/2028	—	(1)	—		23
					65,184	65,686	25.2%
Real Estate Management & Development
Atlas US Finco, Inc.	First Lien Term Loan	S + 4.75%	12/10/2029	5,140	5,118	5,140		9
Atlas US Finco, Inc.	First Lien Revolver	S + 4.75%	12/11/2028	—	—	—		23
					5,118	5,140	2.0%
Software
Aptean, Inc	First Lien Term Loan	S + 4.75%	1/30/2031	7,671	7,628	7,671		9
Aptean, Inc.	First Lien Delayed Draw Term Loan	S + 4.75%	1/30/2031	—	—	—		23
Aptean, Inc.	First Lien Revolver	S + 4.75%	1/30/2031	47	46	47		9,23
Bluefin Holding, LLC	First Lien Term Loan	S + 4.25%	9/12/2029	718	716	707		9
Bluefin Holding, LLC	First Lien Revolver	S + 4.25%	9/12/2029	—	—	(1)		23
Brave Parent Holdings, Inc.	First Lien Term Loan	S + 4.25%	11/29/2030	9,856	9,781	9,758		8
Brave Parent Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 4.25%	11/29/2030	667	663	660		8
Brave Parent Holdings, Inc.	First Lien Revolver	S + 4.25%	11/29/2030	—	(1)	(2)		23
Computer Services, Inc.	First Lien Term Loan	S + 4.50%	11/17/2031	6,792	6,761	6,758		9
Computer Services, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	11/17/2031	—	(2)	(4)		23
Computer Services, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	11/17/2031	—	(7)	(15)		23
Edition Holdings, Inc	First Lien Term Loan	S + 4.50%	12/20/2032	4,553	4,536	4,536		8
Edition Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	12/20/2032	—	(2)	(4)		23
Edition Holdings, Inc.	First Lien Revolver	S + 4.50%	12/20/2032	—	—	—		23
Flexera Software LLC	First Lien Term Loan	S + 4.50%	8/16/2032	7,042	7,026	6,990		9
Flexera Software LLC	First Lien Term Loan	E + 4.50%	8/16/2032	€98	114	112		12
Flexera Software LLC	First Lien Term Loan	S + 4.50%	8/16/2032	1,319	1,310	1,310		9
Flexera Software LLC	First Lien Revolver	S + 4.50%	8/16/2032	—	—	(1)		23
GS AcquisitionCo, Inc.	First Lien Term Loan	S + 5.25%	5/25/2028	2,138	2,132	2,106		9
GS AcquisitionCo, Inc.	First Lien Delayed Draw Term Loan	S + 5.25%	5/25/2028	—	(7)	(61)		23
GS AcquisitionCo, Inc.	First Lien Delayed Draw Term Loan	S + 5.25%	5/25/2028	396	395	390		9
GS AcquisitionCo, Inc.	First Lien Revolver	S + 5.25%	5/25/2028	78	77	75		9,23
HighLevel Inc	First Lien Term Loan	S + 4.50%	2/23/2033	4,629	4,606	4,606		9
HighLevel Inc	First Lien Revolver	S + 4.50%	2/23/2033	—	(1)	(1)		23
InhabitIQ, Inc.	First Lien Term Loan	S + 4.50%	1/12/2032	4,356	4,337	4,356		8
InhabitIQ, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	1/12/2032	—	(3)	—		23
InhabitIQ, Inc.	First Lien Revolver	S + 4.50%	1/12/2032	—	—	—		23
Lobos Parent, Inc.	First Lien Term Loan	S + 4.50%	9/27/2032	3,677	3,651	3,650		9
Lobos Parent, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	9/27/2032	—	(3)	(6)		23
Lobos Parent, Inc.	First Lien Revolver	S + 4.50%	9/26/2031	—	(1)	(1)		23
Lobos Parent, Inc.	First Lien Revolver	S + 4.50%	9/26/2031	—	—	—		23
MS Buyer, Inc. (fka CB Buyer, Inc.)	First Lien Term Loan	S + 5.25%	7/1/2031	9,010	8,934	8,920		9
MS Buyer, Inc. (fka CB Buyer, Inc.)	First Lien Delayed Draw Term Loan	S + 5.25%	7/1/2031	1,293	1,282	1,280		9
MS Buyer, Inc. (fka CB Buyer, Inc.)	First Lien Revolver	S + 5.25%	7/1/2031	22	20	20		9,23
Netwrix Corporation	First Lien Term Loan	S + 4.50%	6/11/2029	7,631	7,455	7,555		9
Netwrix Corporation	First Lien Delayed Draw Term Loan	S + 4.50%	6/11/2029	20	20	18		9,23
OneSource Virtual Inc	First Lien Term Loan	S + 4.75%	1/31/2033	1,998	1,988	1,988		9
OneSource Virtual Inc	First Lien Revolver	S + 4.75%	1/31/2033	—	—	—		23

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Schedule of Investments (Unaudited) - Continued

March 31, 2026

(In thousands, except for unit and per unit data)

Portfolio Company (5)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Member’s Capital	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Software, continued
Rally Buyer, Inc.	First Lien Term Loan	S + 6.25% (includes 3.50% PIK)	7/19/2029	$5,571	$5,524	$5,153		9
Rally Buyer, Inc.	First Lien Delayed Draw Term Loan	S + 6.25% (includes 3.50% PIK)	7/19/2029	1,274	1,261	1,178		9
Sapphire Software Buyer, Inc.	First Lien Term Loan	S + 5.00%	9/30/2031	9,127	9,052	8,990		9
Sapphire Software Buyer, Inc.	First Lien Revolver	S + 5.00%	9/30/2031	—	(1)	(2)		23
Syndigo LLC	First Lien Term Loan	S + 5.00%	9/2/2032	5,442	5,390	5,376		9
Syndigo LLC	First Lien Revolver	S + 5.00%	9/2/2032	26	25	25		9,23
Vacation Rental Brands, LLC	First Lien Term Loan	S + 5.25%	5/6/2032	6,670	6,610	6,604		9
Vacation Rental Brands, LLC	First Lien Term Loan	S + 5.25%	5/6/2032	1,068	1,058	1,057		9
Vacation Rental Brands, LLC	First Lien Delayed Draw Term Loan	S + 5.25%	5/6/2032	—	(10)	(23)		23
Vacation Rental Brands, LLC	First Lien Revolver	S + 5.25%	5/6/2031	—	(1)	(1)		23
					102,359	101,774	39.1%
Trading Companies & Distributors
Blackbird Purchaser, Inc.	First Lien Term Loan	S + 5.75%	12/19/2030	10,975	10,810	10,920		9
Blackbird Purchaser, Inc.	First Lien Delayed Draw Term Loan	S + 5.75%	12/19/2030	—	(12)	(4)		23
Blackbird Purchaser, Inc.	First Lien Revolver	S + 5.75%	12/19/2029	91	89	91		9,23
PT Intermediate Holdings III, LLC	First Lien Term Loan	S + 4.75%	4/9/2030	8,658	8,644	8,658		9
PT Intermediate Holdings III, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	4/9/2030	—	—	—		23
Vessco Midco Holdings, LLC	First Lien Term Loan	S + 4.50%	7/24/2031	5,408	5,364	5,408		18
Vessco Midco Holdings, LLC	First Lien Term Loan	S + 4.50%	7/24/2031	757	753	757		10
Vessco Midco Holdings, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	7/24/2031	1,665	1,650	1,665		19,23
Vessco Midco Holdings, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	7/24/2031	—	(2)	—		23
Vessco Midco Holdings, LLC	First Lien Revolver	S + 4.50%	7/24/2031	—	(1)	—		23
					27,295	27,495	10.5%

Total non-controlled-non-affiliated Portfolio Company debt investments (6)					589,449	590,669	226.2%

Equity Investments
Preferred Stock
Professional Services
Eclipse Topco, Inc.	Preferred Stock			28	322	332
					322	332
Common Stock
Air Freight & Logistics
Red Griffin TopCo, LLC	Common Stock			764	3,694	609
					3,694	609
L.P. Interests
Commercial Services & Supplies
Firebird Co-Invest L.P.	L.P. Interest				160	198
Firebird Co-Invest L.P.	L.P. Interest				—	2
					160	200
Total non-controlled-non-affiliated Portfolio Company equity investments					4,176	1,141	0.4%
Total non-controlled-non-affiliated Portfolio Company investments					$593,625	$591,810	226.7%

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Schedule of Investments (Unaudited) - Continued

March 31, 2026

(In thousands, except for unit and per unit data)

(1)
Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “S”), Canadian Overnight Repo Rate Average (“CORRA” or “C”), Euro Interbank Offered Rate (“EURIBOR” or “E”), Sterling Overnight Index Average (“SONIA” or “SN”), Tokyo Overnight Average Rate (“TONAR” or “T”), or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate (“P”)), at the borrower's option, and which reset periodically based on the terms of the loan agreement. SOFR based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread. The terms in the Consolidated Schedule of Investments disclose the actual interest rate in effect as of the reporting period.
(2)
Cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)
These investments were valued using unobservable inputs and are considered Level 3 investments.
(4)
Unless otherwise indicated, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company. As of March 31, 2026, all of the Company’s investments were non-controlled, non-affiliated.
(5)
Unless otherwise indicated, issuers of debt and equity investments held by the Company are domiciled in the United States.
(6)
All funded debt investments are income producing. As of March 31, 2026, there were no investments on non-accrual.
(7)
The interest rate on these loans is subject to overnight SOFR, which as of March 31, 2026 was 3.68%.
(8)
The interest rate on these loans is subject to 1-month SOFR, which as of March 31, 2026 was 3.66%.
(9)
The interest rate on these loans is subject to 3-month SOFR, which as of March 31, 2026 was 3.68%.
(10)
The interest rate on these loans is subject to 6-month SOFR, which as of March 31, 2026 was 3.70%.
(11)
The interest rate on these loans is subject to 3-month CORRA, which as of March 31, 2026 was 2.29%.
(12)
The interest rate on these loans is subject to 1-month EURIBOR, which as of March 31, 2026 was 1.89%.
(13)
The interest rate on these loans is subject to 3-month EURIBOR, which as of March 31, 2026 was 2.08%.
(14)
The interest rate on these loans is subject to 6-month EURIBOR, which as of March 31, 2026 was 2.48%.
(15)
The interest rate on these loans is subject to U.S. Prime Rate, which as of March 31, 2026 was 6.75%.
(16)
The interest rate on these loans is subject to SONIA, which as of March 31, 2026 was 3.73%.
(17)
The interest rate on these loans is subject to the floor which as of March 31, 2026 was 0.75%.
(18)
The interest rate on $3.2 million of principal loans is subject to 1-month SOFR, which as of March 31, 2026 was 3.66% and the interest rate on $2.2 million of principal loans is subject to 6-month SOFR, which as of March 31, 2026 was 3.70%.
(19)
The interest rate on $0.5 million of principal loans is subject to 1-month SOFR, which as of March 31, 2026 was 3.66% and the interest rate on $1.2 million of principal loans is subject to 6-month SOFR, which as of March 31, 2026 was 3.70%.
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

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Schedule of Investments (Unaudited) - Continued

March 31, 2026

(In thousands, except for unit and per unit data)

The following table is a listing of the Company’s unfunded commitments as of March 31, 2026:

Portfolio Company	Investment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
AA&D Midco, Inc. (fka GB Eagle Buyer, Inc.)	First Lien Revolver	11/29/2030	$127	$(1)
AB Centers Acquisition Corporation	First Lien Delayed Draw Term Loan	7/2/2026	723	(4)
AB Centers Acquisition Corporation	First Lien Revolver	7/2/2031	145	(1)
Advarra Holdings, Inc	First Lien Delayed Draw Term Loan	9/14/2026	491	(2)
AGS Health BCP Holdings, Inc	First Lien Delayed Draw Term Loan	8/2/2027	876	—
AGS Health BCP Holdings, Inc	First Lien Revolver	8/2/2032	71	—
AGS Health BCP LLC	First Lien Delayed Draw Term Loan	8/2/2027	481	—
AGS Health BCP LLC	First Lien Revolver	8/2/2032	41	—
Any Hour LLC	First Lien Revolver	5/23/2030	13	—
Apex Service Partners, LLC	First Lien Delayed Draw Term Loan	11/19/2027	2,645	(26)
Aptean, Inc.	First Lien Delayed Draw Term Loan	2/15/2027	219	—
Aptean, Inc.	First Lien Revolver	1/30/2031	159	—
Arax Midco, LLC	First Lien Delayed Draw Term Loan	3/24/2028	3,281	(16)
Arax Midco, LLC	First Lien Revolver	3/24/2032	92	—
Atlas US Finco, Inc.	First Lien Revolver	12/11/2028	122	—
Aurora Plastics, LLC	First Lien Delayed Draw Term Loan	4/12/2027	117	(2)
AVSC Holding Corp.	First Lien Revolver	12/5/2029	115	(1)
Blackbird Purchaser, Inc.	First Lien Delayed Draw Term Loan	12/21/2026	810	(4)
Blackbird Purchaser, Inc.	First Lien Revolver	12/19/2029	61	—
Bluefin Holding, LLC	First Lien Revolver	9/12/2029	53	(1)
Brave Parent Holdings, Inc.	First Lien Revolver	11/29/2030	152	(2)
Brilliance Technologies, Inc.	First Lien Revolver	3/11/2032	94	—
Carr, Riggs and Ingram Capital, LLC	First Lien Delayed Draw Term Loan	11/18/2026	1,175	(6)
Carr, Riggs and Ingram Capital, LLC	First Lien Revolver	11/18/2031	31	—
Chartwell Cumming Holding Corporation	First Lien Delayed Draw Term Loan	2/23/2028	1,572	(8)
Chartwell Cumming Holding Corporation	First Lien Revolver	11/16/2029	63	—
Coding Solutions Acquisition, Inc.	First Lien Delayed Draw Term Loan	8/7/2026	411	(4)
Coding Solutions Acquisition, Inc.	First Lien Revolver	8/7/2031	140	(1)
Computer Services, Inc.	First Lien Delayed Draw Term Loan	11/15/2027	838	(4)
Computer Services, Inc.	First Lien Delayed Draw Term Loan	11/15/2027	2,943	(15)
Conservice Midco LLC	First Lien Revolver	2/25/2033	101	—
Cooper's Hawk Intermediate Holding, LLC	First Lien Delayed Draw Term Loan	7/29/2027	445	(4)
Cooper's Hawk Intermediate Holding, LLC	First Lien Revolver	7/29/2031	112	(1)
Deerfield Dakota Holding, LLC	First Lien Revolver	9/13/2032	85	(1)
DeLorean Purchaser, Inc.	First Lien Revolver	12/16/2031	130	(2)
Denali Intermediate Holdings Inc	First Lien Revolver	8/26/2032	112	(1)
Denali Topco LLC	First Lien Delayed Draw Term Loan	8/28/2028	817	—
Denali Topco LLC	First Lien Revolver	8/26/2032	112	—
Dwyer Instruments, LLC	First Lien Revolver	7/20/2029	84	—
Eclipse Buyer, Inc.	First Lien Delayed Draw Term Loan	9/6/2026	882	—
Eclipse Buyer, Inc.	First Lien Revolver	9/5/2031	140	—
Edition Holdings, Inc.	First Lien Delayed Draw Term Loan	12/20/2027	950	(4)
Edition Holdings, Inc.	First Lien Revolver	12/20/2032	101	—
Falcon Parent Holdings, Inc.	First Lien Delayed Draw Term Loan	8/16/2027	611	(6)
Firebird Acquisition Corp, Inc	First Lien Delayed Draw Term Loan	2/1/2027	1,100	—
Firebird Acquisition Corp, Inc	First Lien Revolver	2/2/2032	135	—
Firebird Co-Invest L.P.	L.P. Interest		8	2
Flexera Software LLC	First Lien Revolver	8/16/2032	112	(1)
Future US Bidco, Inc.	First Lien Delayed Draw Term Loan	12/11/2028	1,742	(7)
Galway Borrower LLC	First Lien Delayed Draw Term Loan	2/7/2028	5,212	(26)

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Schedule of Investments (Unaudited) - Continued

March 31, 2026

(In thousands, except for unit and per unit data)

Portfolio Company	Investment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Galway Borrower LLC	First Lien Revolver	9/29/2028	$94	$—
Geo TopCo Corporation	First Lien Delayed Draw Term Loan	10/15/2026	1,347	—
Geo TopCo Corporation	First Lien Revolver	10/15/2031	107	—
GS AcquisitionCo, Inc.	First Lien Delayed Draw Term Loan	5/17/2027	4,087	(61)
GS AcquisitionCo, Inc.	First Lien Revolver	5/25/2028	70	(1)
Harvey Tool Company, LLC	First Lien Delayed Draw Term Loan	8/6/2027	2,664	—
Harvey Tool Company, LLC	First Lien Revolver	8/6/2032	148	—
Hercules Borrower LLC	First Lien Delayed Draw Term Loan	7/16/2027	2,100	(16)
Hercules Borrower LLC	First Lien Delayed Draw Term Loan	9/16/2026	2,092	(16)
HIG Operations Holdings, Inc.	First Lien Delayed Draw Term Loan	9/30/2026	1,547	(8)
HIG Operations Holdings, Inc.	First Lien Delayed Draw Term Loan	12/10/2027	88	—
HighLevel Inc	First Lien Revolver	2/23/2033	101	(1)
ICR, LLC	First Lien Revolver	3/26/2032	101	(1)
IG Investments Holdings, LLC	First Lien Revolver	9/22/2028	70	—
InhabitIQ, Inc.	First Lien Delayed Draw Term Loan	1/11/2027	1,219	—
InhabitIQ, Inc.	First Lien Revolver	1/12/2032	79	—
Integrity Marketing Acquisition, LLC	First Lien Delayed Draw Term Loan	8/27/2026	1,385	—
Integrity Marketing Acquisition, LLC	First Lien Revolver	8/25/2028	139	—
IRI Group Holdings, Inc.	First Lien Revolver	12/1/2028	152	—
Koala Investment Holdings, Inc.	First Lien Delayed Draw Term Loan	2/29/2028	777	(4)
Koala Investment Holdings, Inc.	First Lien Revolver	8/30/2032	109	(1)
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	2/7/2028	1,005	(10)
Kona Buyer, LLC	First Lien Revolver	7/23/2031	89	(1)
Kona Buyer, LLC	First Lien Revolver	7/23/2031	139	(1)
Lobos Parent, Inc.	First Lien Delayed Draw Term Loan	9/27/2032	853	(6)
Lobos Parent, Inc.	First Lien Revolver	9/26/2031	82	(1)
Lobos Parent, Inc.	First Lien Revolver	9/26/2031	37	—
MS Buyer, Inc. (fka CB Buyer, Inc.)	First Lien Revolver	7/1/2031	125	(1)
National Express Wash Parent Intermediate Holdco, LLC	First Lien Delayed Draw Term Loan	3/31/2027	1,826	—
National Express Wash Parent Intermediate Holdco, LLC	First Lien Revolver	7/16/2029	45	—
Nellson Nutraceutical, LLC	First Lien Delayed Draw Term Loan	4/16/2027	91	—
Nellson Nutraceutical, LLC	First Lien Revolver	4/17/2031	52	—
Netwrix Corporation	First Lien Delayed Draw Term Loan	12/16/2026	170	(2)
NRO Holdings III Corp.	First Lien Delayed Draw Term Loan	1/15/2027	22	—
NRO Holdings III Corp.	First Lien Revolver	7/15/2030	17	—
OneSource Virtual Inc	First Lien Revolver	1/31/2033	101	—
Packaging Coordinators Midco, Inc.	First Lien Delayed Draw Term Loan	10/15/2027	902	—
Packaging Coordinators Midco, Inc.	First Lien Delayed Draw Term Loan	10/15/2027	494	—
Packaging Coordinators Midco, Inc.	First Lien Delayed Draw Term Loan	10/15/2027	482	—
Packaging Coordinators Midco, Inc.	First Lien Delayed Draw Term Loan	10/15/2027	61	—
Packaging Coordinators Midco, Inc.	First Lien Revolver	10/15/2032	253	—
Pearl Acquisition Buyer, Inc.	First Lien Delayed Draw Term Loan	12/31/2027	2,015	(10)
Pearl Acquisition Buyer, Inc.	First Lien Revolver	12/31/2032	86	—
Perkinelmer U.S. LLC	First Lien Delayed Draw Term Loan	10/25/2027	2,035	(10)
Petvet Care Centers, LLC	First Lien Revolver	11/15/2029	122	(9)
Pike Corporation	First Lien Delayed Draw Term Loan	12/19/2028	1,531	(8)
Pike Corporation	First Lien Revolver	12/20/2032	101	(1)
Polyphase Elevator Holding Co	First Lien Delayed Draw Term Loan	11/24/2027	215	(1)
Polyphase Elevator Holding Co	First Lien Revolver	11/24/2032	101	(1)
Populous Global II, LLC	First Lien Delayed Draw Term Loan	4/12/2027	629	—
Populous Global II, LLC	First Lien Revolver	4/11/2031	124	—

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Schedule of Investments (Unaudited) - Continued

March 31, 2026

(In thousands, except for unit and per unit data)

	Investment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
PPV Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	8/7/2026	$4,231	$(21)
PPW Aero Buyer, Inc.	First Lien Delayed Draw Term Loan	9/30/2027	3,546	—
PPW Aero Buyer, Inc.	First Lien Revolver	9/30/2031	96	—
PT Intermediate Holdings III, LLC	First Lien Delayed Draw Term Loan	4/8/2026	503	—
RCP Nats Purchaser, LLC	First Lien Delayed Draw Term Loan	3/19/2027	93	(1)
RCP Nats Purchaser, LLC	First Lien Revolver	3/19/2032	19	—
Real Chemistry Intermediate III, Inc.	First Lien Delayed Draw Term Loan	10/11/2027	755	—
Real Chemistry Intermediate III, Inc.	First Lien Revolver	4/12/2032	124	—
Redwood Services, LP	First Lien Delayed Draw Term Loan	6/16/2027	642	—
Redwood Services, LP	First Lien Revolver	6/16/2032	114	—
Sapphire Software Buyer, Inc.	First Lien Revolver	9/30/2031	140	(2)
Saturn Borrower Inc	First Lien Delayed Draw Term Loan	1/25/2027	718	(7)
Saturn Borrower Inc	First Lien Revolver	11/10/2028	100	(1)
SG Acquisition, Inc.	First Lien Revolver	4/3/2030	152	—
Signant Finance One Limited	First Lien Delayed Draw Term Loan	10/18/2027	1,969	(15)
Signant Finance One Limited	First Lien Revolver	10/16/2031	97	(1)
Solis Mammography Buyer, Inc.	First Lien Delayed Draw Term Loan	5/31/2027	421	—
Solis Mammography Buyer, Inc.	First Lien Revolver	5/28/2030	78	—
Spotless Brands, LLC	First Lien Delayed Draw Term Loan	3/25/2027	2,711	(20)
Spruce Bidco II Inc.	First Lien Revolver	1/30/2032	105	—
Swoop Intermediate III, Inc.	First Lien Delayed Draw Term Loan	10/11/2027	2,052	—
Swoop Intermediate III, Inc.	First Lien Revolver	4/12/2032	124	—
Syndigo LLC	First Lien Revolver	9/2/2032	83	(1)
Tau Buyer, LLC	First Lien Delayed Draw Term Loan	2/1/2027	591	—
Tau Buyer, LLC	First Lien Revolver	2/2/2032	91	—
Titan BW Borrower L.P.	First Lien Delayed Draw Term Loan	7/26/2027	168	—
Titan BW Borrower L.P.	First Lien Revolver	7/26/2032	112	—
Titan Luxco I SARL	First Lien Delayed Draw Term Loan	6/14/2027	777	—
Titan Luxco I SARL	First Lien Revolver	6/12/2031	10	—
Titan Luxco I SARL	First Lien Revolver	6/12/2031	33	—
Trystar, LLC	First Lien Delayed Draw Term Loan	1/6/2028	344	(2)
Trystar, LLC	First Lien Revolver	8/6/2031	160	(1)
USHV Management, LLC	First Lien Delayed Draw Term Loan	9/8/2027	243	—
USHV Management, LLC	First Lien Revolver	9/8/2031	83	—
Vacation Rental Brands, LLC	First Lien Delayed Draw Term Loan	10/15/2027	2,278	(23)
Vacation Rental Brands, LLC	First Lien Revolver	5/6/2031	124	(1)
VaxCare Intermediate II LLC	First Lien Revolver	6/17/2032	122	(1)
Vensure Employer Services Inc.	First Lien Delayed Draw Term Loan	3/6/2028	5,570	(56)
Vessco Midco Holdings, LLC	First Lien Delayed Draw Term Loan	7/24/2026	138	—
Vessco Midco Holdings, LLC	First Lien Delayed Draw Term Loan	5/3/2028	736	—
Vessco Midco Holdings, LLC	First Lien Revolver	7/24/2031	140	—
Victors Purchaser, LLC	First Lien Delayed Draw Term Loan	12/23/2027	1,520	(7)
Victors Purchaser, LLC	First Lien Revolver	12/23/2032	157	(1)
West Star Aviation Acquisition, LLC	First Lien Delayed Draw Term Loan	5/20/2027	345	—
West Star Aviation Acquisition, LLC	First Lien Revolver	5/20/2032	110	—
Wildcat Topco, Inc	First Lien Delayed Draw Term Loan	11/16/2026	1,060	—
Wildcat Topco, Inc	First Lien Revolver	11/15/2030	140	—
World Insurance Associates, LLC	First Lien Delayed Draw Term Loan	8/14/2026	748	—
World Insurance Associates, LLC	First Lien Revolver	4/3/2030	83	—
Wrench Group, LLC	First Lien Delayed Draw Term Loan	9/3/2027	783	(2)
Wrench Group, LLC	First Lien Revolver	9/3/2031	109	—
Zenith AcquisitionCo, LLC	First Lien Delayed Draw Term Loan	1/12/2029	1,328	(7)
Zenith AcquisitionCo, LLC	First Lien Revolver	1/13/2033	101	(1)
Zeppelin Holdco II, LP	First Lien Delayed Draw Term Loan	8/2/2027	796	(4)
Zeppelin Holdco II, LP	First Lien Revolver	8/2/2032	114	(1)
Total Unfunded Portfolio Company Commitments			$101,320	$(496)

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

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Schedule of Investments - Continued

December 31, 2025

(In thousands, except for unit and per unit data)

(1)
Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “S”), Canadian Overnight Repo Rate Average (“CORRA” or “C”), Euro Interbank Offered Rate (“EURIBOR” or “E”), Sterling Overnight Index Average (“SONIA” or “SN”), Tokyo Overnight Average Rate (“TONAR” or “T”), or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate (“P”)), at the borrower's option, and which reset periodically based on the terms of the loan agreement. SOFR based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread. The terms in the Consolidated Schedule of Investments disclose the actual interest rate in effect as of the reporting period.
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
(14)
The interest rate on these loans is subject to 6-month EURIBOR, which as of December 31, 2025 was 2.11%.
(15)
The interest rate on these loans is subject to U.S. Prime Rate, which as of December 31, 2025 was 6.75%.
(16)
The interest rate on these loans is subject to SONIA, which as of December 31, 2025 was 3.73%.
(17)
The interest rate on these loans is subject to the floor which as of December 31, 2025 was 0.75%.
(18)
The interest rate on $3.2 million of principal loans is subject to 1-month SOFR, which as of December 31, 2025 was 3.69% and the interest rate on $2.2 million of principal loans is subject to 6-month SOFR, which as of December 31, 2025 was 3.57%
(19)
The interest rate on $0.5 million of principal loans is subject to 1-month SOFR, which as of December 31, 2025 was 3.69% and the interest rate on $1.0 million of principal loans is subject to 6-month SOFR, which as of December 31, 2025 was 3.57%.
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

The following table is a listing of the Company’s unfunded commitments as of December 31, 2025:

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

(In thousands, except for unit and per unit data)

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

Basis of Presentation

The interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 6 of Regulation S-X. In the opinion of management, all adjustments considered necessary for the fair statement of the consolidated financial statements for the interim period presented, have been included. These financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Cash and cash equivalents and restricted cash are carried at cost, which approximates fair value. Cash and cash equivalents held as of March 31, 2026 and December 31, 2025 was $7.9 million and $4.9 million, respectively. Restricted cash held as of March 31, 2026 and December 31, 2025 was $12.7 million and $14.3 million, respectively.

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

The majority of our investments fall within Level 3 of the fair value hierarchy, and as such, there is not a readily available market value for most of the investments in our portfolio, and we value such investments at fair value as determined in good faith by the Valuation Designee under the direction of the Board of Directors using a documented valuation policy, described below, and a consistently applied valuation process. The factors that may be taken into account in pricing the investments at fair value include, as relevant, the nature and realizable value of any collateral, the Portfolio Company’s ability to make payments and its earnings and discounted cash flow, and the markets in which the Portfolio Company does business, comparison to publicly traded securities and other relevant factors. Available current market data are considered such as applicable market yields and multiples of publicly traded securities, comparison of financial ratios of peer companies, and changes in the interest rate environment and the credit markets that may affect the price at which similar investments would trade in their principal market, and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Valuation Designee will consider the pricing indicated by the external event to corroborate or revise its valuation.

With respect to investments for which market quotations are not readily available, or for which market quotations are deemed not reflective of the fair value, the valuation procedures adopted by our Board of Directors contemplate a multi-step valuation process each quarter, as described below:

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

PIK Income

The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Company’s statement of operations. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to unitholders in the form of dividends, even though the Company has not yet collected cash. During the three months ended March 31, 2026 and 2025, PIK income earned was $0.4 million and $0.2 million, respectively.

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

Non-Accrual Income

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2026 and December 31, 2025, there were no loans placed on non-accrual status.

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

Unit Repurchases

In connection with the Company’s unit repurchase programs, the cost of units repurchased is charged to member’s capital on the trade date. There were no unit repurchases during the three months ended March 31, 2026 and 2025.

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

Fee Waiver Agreement

The Investment Adviser has contractually agreed to waive the management fee and the incentive fee through May 31, 2026 (the “Fee Waiver”), unless sooner terminated by (a) the vote of a majority of our Independent Directors and (b) by a vote of a majority of our Board of Directors, or of a majority of our outstanding voting securities, as defined in the Investment Company Act. Notwithstanding the foregoing, the Investment Adviser has contractually agreed that the waiver of the management fee and the incentive fee may not be modified or terminated unless approved by a vote of a majority of our voting securities, as defined in the Investment Company Act. Amounts waived pursuant to the Fee Waiver will not be subject to any right of future recoupment in favor of the Investment Adviser.

For the three months ended March 31, 2026, the Company recognized $0.8 million of management fees, and $0.7 million of incentive fees before the impact of waived fees. For the three months ended March 31, 2026, $0.8 million of management fees were waived, and $0.7 million of incentive fees were waived. For the three months ended March 31, 2025, the Company recognized $0.5 million of management fees, and $0.5 million of incentive fees before the impact of waived fees. For the three months ended March 31, 2025, $0.5 million of management fees were waived, and $0.5 million of incentive fees were waived.

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

Due to Affiliates

In the normal course of business, certain of the Company’s expenses may be paid by an affiliate. These expenses are reimbursable by the Company to the affiliate. As of March 31, 2026 and December 31, 2025, expenses reimbursable to affiliates were $0.1 million and $0.1 million, respectively. Amounts reimbursable to affiliates are recorded in Accrued expenses and other liabilities in our Consolidated Statements of Assets and Liabilities.

Note 4. Investments

The composition of the Company’s investment portfolio at cost and fair value as of March 31, 2026 was as follows (in thousands):

	Amortized Cost	% of Total Investments at Amortized Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt (1)	$589,449	99.2%	$590,669	99.7%
Common Stock	3,694	0.6%	609	0.1%
Preferred Stock	322	0.1%	332	0.1%
L.P. Interest	160	0.1%	200	0.1%
Total	$593,625	100.0%	$591,810	100.0%
(1)
First lien debt consists of first lien term loans, first lien, last-out term loans, second-out term loans, first lien delayed draw term loans and first lien revolvers.

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
(1)
First lien debt consists of first lien term loans, first lien, last-out term loans, second-out term loans, first lien delayed draw term loans and first lien revolvers.

The industry composition of investments as of March 31, 2026 at amortized cost and fair value was as follows (in thousands):

	March 31, 2026
	Investments at Amortized Cost	% of Investments at Amortized Cost	Investments at Fair Value	% of Investments at Fair Value
Software	$102,359	17.2%	$101,774	17.1%
Professional Services	65,506	11.0%	66,018	11.1%
Health Care Providers & Services	44,947	7.6%	44,544	7.5%
Insurance	41,735	7.0%	41,879	7.1%
Commercial Services & Supplies	41,600	7.0%	41,797	7.1%
Diversified Consumer Services	39,138	6.6%	39,066	6.6%
IT Services	31,640	5.3%	31,867	5.4%
Health Care Technology	30,656	5.2%	30,676	5.2%
Aerospace & Defense	27,544	4.6%	27,667	4.7%
Trading Companies & Distributors	27,295	4.6%	27,495	4.6%
Life Sciences Tools & Services	27,197	4.6%	27,263	4.6%
Media	19,949	3.4%	19,969	3.4%
Health Care Equipment & Supplies	17,018	2.9%	17,247	2.9%
Financial Services	14,706	2.5%	14,742	2.5%
Electrical Equipment	14,342	2.4%	14,421	2.4%
Air Freight & Logistics	13,210	2.2%	10,270	1.7%
Electronic Equipment, Instruments & Components	10,287	1.7%	10,400	1.8%
Chemicals	6,084	1.0%	6,236	1.1%
Machinery	5,913	1.0%	5,925	1.0%
Real Estate Management & Development	5,118	0.9%	5,140	0.9%
Hotels, Restaurants & Leisure	5,057	0.9%	5,076	0.9%
Food Products	1,249	0.2%	1,267	0.2%
Pharmaceuticals, Biotechnology & Life Sciences	1,075	0.2%	1,071	0.2%
Total	$593,625	100.0%	$591,810	100.0%

The industry composition of investments as of December 31, 2025 at amortized cost and fair value was as follows (in thousands):

	December 31, 2025
	Investments at Amortized Cost	% of Investments at Amortized Cost	Investments at Fair Value	% of Investments at Fair Value
Software	$90,921	16.6%	$90,796	16.6%
Professional Services	55,219	10.1%	55,764	10.2%
Health Care Providers & Services	44,102	8.1%	43,688	8.0%
Commercial Services & Supplies	43,779	8.0%	43,981	8.1%
Insurance	41,577	7.6%	41,832	7.7%
Diversified Consumer Services	34,193	6.3%	34,210	6.3%
IT Services	28,742	5.3%	29,028	5.3%
Health Care Technology	28,164	5.1%	28,303	5.2%
Life Sciences Tools & Services	27,181	5.0%	27,193	5.0%
Trading Companies & Distributors	27,117	5.0%	27,340	5.0%
Aerospace & Defense	21,412	3.9%	21,500	3.9%
Health Care Equipment & Supplies	16,992	3.1%	17,240	3.2%
Media	15,181	2.8%	15,232	2.8%
Air Freight & Logistics	13,169	2.4%	10,322	1.9%
Electrical Equipment	12,621	2.3%	12,696	2.3%
Financial Services	11,631	2.1%	11,659	2.1%
Electronic Equipment, Instruments & Components	10,293	1.9%	10,413	1.9%
Chemicals	6,085	1.1%	6,267	1.2%
Machinery	5,911	1.1%	5,925	1.1%
Real Estate Management & Development	5,129	0.9%	5,140	0.9%
Hotels, Restaurants & Leisure	4,831	0.9%	4,864	0.9%
Food Products	1,240	0.2%	1,259	0.2%
Pharmaceuticals, Biotechnology & Life Sciences	1,070	0.2%	1,075	0.2%
Total	$546,560	100.0%	$545,727	100.0%

The geographic composition of investments as of March 31, 2026 at cost and fair value was as follows (in thousands):

	March 31, 2026
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$590,693	$588,872	99.4%	225.5%
United Kingdom	2,853	2,858	0.5%	1.1%
Canada	79	80	0.1%	0.1%
Total	$593,625	$591,810	100.0%	226.7%

The geographic composition of investments as of December 31, 2025 at cost and fair value was as follows (in thousands):

	December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$543,629	$542,796	99.4%	233.9%
United Kingdom	2,852	2,851	0.5%	1.2%
Canada	79	80	0.1%	0.1%
Total	$546,560	$545,727	100.0%	235.2%

As of March 31, 2026 and December 31, 2025, there were no investments in the portfolio on non-accrual status.

As of March 31, 2026 and December 31, 2025, on a fair value basis, 99.9% and 99.9% of debt investments, respectively, bore interest at a variable rate that may be determined by reference to either the SOFR or an alternative base rate.

Note 5. Fair Value Measurements

The following table presents the fair value of investments as of March 31, 2026, disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820 (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First Lien Debt (1)	$—	$—	$590,669	$590,669
Common Stock	—	—	609	609
Preferred Stock	—	—	332	332
L.P. Interest	—	—	200	200
Total	$—	$—	$591,810	$591,810
(1)
First lien debt consists of first lien term loans, first lien, last-out term loans, second-out term loans, first lien delayed draw term loans and first lien revolvers.

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

The following table presents change for the three months ended March 31, 2026 in the fair value of investments for which Level 3 inputs were used to determine fair value (in thousands):

	Three months ended March 31, 2026
	First Lien Debt	Preferred Stock	Common Stock	L.P. Interest	Total
Fair value, beginning of period	$544,503	$328	$699	$197	$545,727
Purchases of investments	55,863	—	—	—	55,863
Proceeds from principal repayments and sales of investments	(9,584)	—	—	—	(9,584)
Accretion of discount/amortization of premium	295	—	—	—	295
Payment-in-kind interest and fees capitalized	427	—	—	—	427
Net realized gain (loss) on investments	64	—	—	—	64
Net change in unrealized appreciation (depreciation)	(899)	4	(90)	3	(982)
Fair value, end of period	$590,669	$332	$609	$200	$591,810
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of March 31, 2026	$(855)	$4	$(90)	$3	$(938)

The following table presents change for the three months ended March 31, 2025 in the fair value of investments for which Level 3 inputs were used to determine fair value (in thousands):

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

Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three months ended March 31, 2026 and 2025, there were no transfers into or out of Level 3.

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of March 31, 2026 and December 31, 2025. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	March 31, 2026
				Range
	Fair Value (in thousands)	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in First Lien Debt	$590,669	Yield analysis	Discount rate	5.2%	13.3%	8.6%
Investments in Common Stock	609	Market approach	Transaction multiples	12.2x	12.2x	12.2x
		Market approach	Market comparables	12.3x	12.3x	12.3x
		Discounted cash flows	Discount rate	15.7%	15.7%	15.7%
Investments in Preferred Stock	332	Yield analysis	Discount rate	9.4%	9.4%	9.4%
Investments in L.P. Interest	200	Market approach	Transaction multiples	14.9x	14.9x	14.9x
		Market approach	Market comparables	18.7x	18.7x	18.7x
		Discounted cash flows	Discount rate	14.8%	14.8%	14.8%
	$591,810
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

Note 6. Debt

In accordance with the Investment Company Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 150% after such borrowing. As of March 31, 2026 and December 31, 2025, the Company’s asset coverage was 172.7% and 169.8%, respectively.

The Company’s outstanding debt obligations as of March 31, 2026 were as follows (in thousands):

	March 31, 2026
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Fair Value (1)	Unused Portion (2)	Amount Available (3)
Senior Secured Credit Facility	$400,000	$340,263	$340,263	$335,159	$59,737	$4,384
Revolving Credit Facility	50,000	18,800	18,800	18,800	31,200	8,401
Total Debt Obligations	$450,000	$359,063	$359,063	$353,959	$90,937	$12,785

(1)
The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of March 31, 2026.
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

The following table summarizes the average and maximum debt outstanding, and the interest and debt issuance cost for the three months ended March 31, 2026 and 2025 (in thousands):

	Three months ended March 31,
	2026	2025
Average debt outstanding	$349,301	$184,547
Maximum amount of debt outstanding	$378,063	$195,103

Weighted average annualized interest cost (1)	6.54%	7.39%
Annualized amortized debt issuance cost	0.36%	0.26%
Total annualized interest cost	6.90%	7.65%

Weighted average SOFR rate	3.66%	4.30%

(1)
Includes the stated interest expense and commitment fees on the unused portion of the Senior Secured Credit Facility and Revolving Credit Facility. Commitment fees for the three months ended March 31, 2026 were $0.2 million. Commitment fees for the three months ended March 31, 2025 were $0.2 million.

The components of interest expense for the three months ended March 31, 2026 and 2025 were as follows (in thousands):

	Three months ended March 31,
	2026	2025
Borrowing interest expense	$5,073	$3,013
Facility undrawn and unused fees	174	236
Amortization of financing costs and debt issuance costs	410	199
Total interest expense	$5,657	$3,448

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

The Senior Secured Credit Facility is secured by all of the SPV’s assets. The SPV’s assets and liabilities are not available to satisfy debts and obligations of Senior Credit Investments, LLC. Assets and liabilities of the SPV as of March 31, 2026 and December 31, 2025 are as follows (in thousands):

	March 31, 2026	December 31, 2025
Assets
Investments at fair value	$565,215	$526,367
Restricted cash	12,676	14,285
Interest receivable	2,226	2,362
Receivable for investments purchased	9,256	—
Deferred financing costs	3,474	3,706
Prepaid expenses and other assets	24	39
Total assets	$592,871	$546,759
Liabilities
Debt	$340,263	$293,279
Interest payable	4,632	4,265
Accrued expenses and other liabilities	44	40
Total liabilities	$344,939	$297,584

Both the SPV and the Company have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. As of March 31, 2026 and December 31, 2025, the Company was in compliance with all covenants and other requirements of the Senior Secured Credit Facility.

Revolving Credit Facility

On March 20, 2026, the Company entered into a first amendment to the credit agreement (the “Revolving Credit Facility”), which amends the credit agreement, dated as of March 21, 2025, by and among the Company, as borrower, and Sumitomo Mitsui Trust Bank, Limited, New York Branch, as the administrative agent, arranger and lender.

The Revolving Credit Facility provides for borrowings in U.S. dollars in an initial aggregate amount of up to $50 million and decreases to $25 million on June 30, 2026.

Availability under the Revolving Credit Facility will terminate on the earlier of September 30, 2026, which may be extended for up to two additional one-year periods, subject to the consent of the administrative agent and extending lender, and the date of termination of the revolving commitments thereunder.

Borrowings under the Revolving Credit Facility will bear interest at Term SOFR or at Alternate Base Rate, in each case plus an applicable margin equal to 2.15% for borrowings that reference Term SOFR and 1.15% for borrowings that reference the Base Rate. The Company will pay a non-use fee of 0.25% per annum on the average daily unused portion of the aggregate Lender Commitments if the average utilization of the Credit Facility during such quarter is 50% or greater, or (ii) 0.35% per annum on the average daily unused portion of the aggregate Lender Commitments if the average utilization of the Credit Facility during such quarter is less than 50%, payable quarterly in arrears, based on the average daily amount of the unused commitments during the immediately preceding quarter.

The Company’s obligations under the Revolving Credit Facility are secured by the Company’s right to call capital from certain of its investors, its right to receive capital contributions from certain of its investors, the bank account into which such capital contributions are funded and all proceeds of any and all of the foregoing.

The Company made certain representations and warranties and must comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. As of March 31, 2026, the Company was in compliance with all covenants and other requirements of the Revolving Credit Facility.

Note 7. Member’s Capital

Under the terms of our limited liability agreement, the Company is authorized to issue up to 1,000,000,000 common units.

The following tables summarize the total common units issued and proceeds received for the three months ended March 31, 2026 and 2025 (in thousands, except unit amounts):

	Three months ended March 31, 2026
	Units	Amount
Proceeds from units sold	16,877	$30,000
Total	16,877	$30,000

	Three months ended March 31, 2025
	Units	Amount
Proceeds from units sold	12,359	$22,500
Total	12,359	$22,500

Net Asset Value per Unit and Offering Price

The Company determines NAV for its units as of the last day of each calendar month. Units are issued at an offering price equivalent to the most recent NAV per unit available, which will be the prior calendar day NAV per unit. The following tables summarize each month-end NAV per unit during the three months ended March 31, 2026 and 2025:

For the Month Ended	NAV Per Unit
January 31, 2026	$1,788.50
February 28, 2026	$1,788.40
March 31, 2026	$1,780.57

For the Month Ended	NAV Per Unit
January 31, 2025	$1,808.00
February 28, 2025	$1,807.74
March 31, 2025	$1,803.92

Distributions

The Board authorizes and declares distribution amounts per unit. The following tables present distributions that were declared during the three months ended March 31, 2026 and 2025 (in thousands, except per unit data):

Declaration Date	Record Date	Payment Date	Per Unit	Amount
January 29, 2026	January 30, 2026	February 17, 2026	$16.4127	$2,130
February 27, 2026	February 27, 2026	March 16, 2026	17.0735	2,215
March 26, 2026	March 26, 2026	April 16, 2026	17.2060	2,233
			$50.6922	$6,578

Declaration Date	Record Date	Payment Date	Per Unit	Amount
January 30, 2025	January 31, 2025	February 21, 2025	$16.8030	$1,571
February 26, 2025	February 28, 2025	March 17, 2025	15.9745	1,559
March 27, 2025	March 27, 2025	April 15, 2025	15.9830	1,560
			$48.7605	$4,690

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

Note 8. Net Increase in Net Assets Per Unit

The following sets forth the computation of basic and diluted earnings per unit for the three months ended March 31, 2026 and 2025 (in thousands, except unit and per unit data):

	Three months ended March 31,
	2026	2025
Net increase in member's capital resulting from operations	$5,665	$3,934
Weighted average units outstanding	130,694	93,119
Net increase in member's capital per unit resulting from operations - basic and diluted	$43.35	$42.25

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

The Company has commitments to fund various revolving and first lien senior secured delayed draw term loans. As of March 31, 2026 and December 31, 2025, the total unfunded commitments were $101.3 million and $111.2 million, respectively.

The Company has entered into an equity commitment letter with the SPV, in connection with the Company’s Senior Secured Credit Facility. See Note 6 to the consolidated financial statements for additional information.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2026, management is not aware of any pending or threatened material litigation.

Note 10. Financial Highlights

The following are the financial highlights for the three months ended March 31, 2026 and 2025 (in thousands, except unit and per unit data):

	Three months ended March 31,
	2026	2025
Per Unit Data:
Net asset value at beginning of period	$1,787.98	$1,810.37
Results of operations:
Net investment income (1)	50.37	48.14
Net realized gains (losses) and unrealized appreciation (depreciation) (2)	(7.09)	(5.83)
Net increase (decrease) in member’s capital resulting from operations	43.28	42.31
Distributions declared (3)
Distributions from net investment income	(50.69)	(48.76)
Net (decrease) in member’s capital resulting from distributions	(50.69)	(48.76)
Net asset value at end of period	$1,780.57	$1,803.92

Total return based on net asset value (4)	2.4%	2.4%
Units outstanding, end of period	146,634	97,607
Weighted average units outstanding	130,694	93,119

Ratio/Supplemental Data:
Member’s capital at end of period	$261,092	$176,075
Annualized ratio of net expenses to average member’s capital (5)	10.4%	9.2%
Annualized ratio of net expenses before voluntary waivers to average member’s capital (5)(6)	12.9%	11.5%
Annualized ratio of net investment income to average member’s capital (5)	11.1%	10.5%
Portfolio turnover rate (7)	1.3%	3.0%
Asset coverage ratio, end of period	172.7%	191.0%

Capital Commitments Data:
Capital commitments, end of period	$300,000	$300,000
Funded capital commitments, end of period	$265,998	$178,498
% of capital commitments funded	88.7%	59.5%

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

On April 24, 2026, the Company’s Board of Directors declared a distribution of $16.7252 per unit, which is payable on May 18, 2026 to unitholders of record as of the close of business on April 30, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with “Item 1. Consolidated Financial Statements.” This discussion contains forward-looking statements, which relate to future events, our future performance or financial condition and involves numerous risks, uncertainties and other factors outside of our control including, but not limited to, those set forth in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 and elsewhere in this report. Actual results could differ materially from those implied or expressed in any forward-looking statements.

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

(vi)	fees and expenses associated with calculating our net asset value (“NAV”), including the costs and expenses of independent valuation firms (the “Independent Valuation Adviser”);

(vii)	legal, auditing or accounting expenses;

(viii)	taxes or governmental fees;

(ix)	the fees and expenses of our Administrator, transfer agent and/or sub-transfer agent;

(x)	the cost of preparing certificates for the units or any other expenses, including clerical expenses of issue, redemption or repurchase of the units;

(xi)	the expenses of, and fees for, registering or qualifying units for sale, and maintaining our registration;

(xii)	the fees and expenses of our independent directors;

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

Portfolio and Investment Activity

Our portfolio and investment activity during the three months ended March 31, 2026 and 2025 is presented below (information at amortized cost unless otherwise indicated) (dollars in thousands):

	Three months ended March 31,
	2026	2025
Total investments, beginning of period	$546,560	$316,371
New investments purchased	55,863	48,061
Net accretion of discount on investments	295	239
Payment-in-kind interest and fees capitalized	427	165
Net realized gain (loss) on investments	64	188
Investments repaid	(9,584)	(11,345)
Total investments, end of period	$593,625	$353,679

Portfolio Companies at beginning of period	96	50
Number of new Portfolio Companies	8	10
Number of exited Portfolio Companies	(1)	(2)
Portfolio Companies at end of period	103	58

Our portfolio composition and weighted average yields as of March 31, 2026 and December 31, 2025 was as follows (dollars in millions):

	March 31, 2026	December 31, 2025
Weighted average yield on debt investments, at amortized cost (1)	9.1%	9.1%
Weighted average yield on debt investments, at fair value (1)	9.1%	9.1%
Weighted average EBITDA (2)	$239	$228
Weighted average loan-to-value (“LTV”) (3)	40%	39%
Percentage of first lien secured debt portfolio investments, at fair value	99.7%	99.7%
Percentage of debt investments bearing a floating rate, at fair value	99.9%	99.9%

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

As of March 31, 2026 and December 31, 2025, there were no investments on non-accrual status.

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

Our critical accounting estimates should be read in conjunction with our risk factors described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025 and as described in Note 2 of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.

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

With respect to investments for which market quotations are not readily available, or for which market quotations are deemed not reflective of the fair value, the valuation procedures adopted by our Board of Directors contemplate a multi-step valuation process each quarter, as described below:

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

Results of Operations

Operating results for the three months ended March 31, 2026 and 2025 was as follows (in thousands):

	Three months ended March 31,
	2026	2025
Total investment income	$12,822	$8,565
Net expenses	6,239	4,082
Net investment income	6,583	4,483
Net realized gain (loss)	64	188
Net change in unrealized appreciation (depreciation)	(982)	(737)
Net increase in member’s capital resulting from operations	$5,665	$3,934

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

Investment Income

Investment income, was as follows (in thousands):

	Three months ended March 31,
	2026	2025
Interest income	$12,186	$8,107
Payment-in-kind interest income	428	184
Other income	208	274
Total investment income	$12,822	$8,565

For the three months ended March 31, 2026 and 2025, total investment income was $12.8 million and $8.6 million, respectively, all primarily driven by our deployment of capital and the increased balance of our investments. The size of our investment portfolio at fair value increased to $591.8 million at March 31, 2026 from $355.2 million at March 31, 2025.

Expenses

Expenses were as follows (in thousands):

	Three months ended March 31,
	2026	2025
Interest and other financing expenses	$5,657	$3,448
Management fees	760	509
Income-based incentive fees	728	497
Other general and administrative expenses	582	634
Total expenses before Fee Waiver	7,727	5,088
Management fees waived	(760)	(509)
Incentive fees waived	(728)	(497)
Net expenses	$6,239	$4,082

For the three months ended March 31, 2026 and 2025, net expenses were $6.2 million and $4.1 million, respectively, all primarily attributable to interest and other financing expenses partially offset by the Fee Waivers from our Investment Adviser.

Interest and other financing expenses

For the three months ended March 31, 2026 and 2025, total interest expense (including unused fees and amortization of deferred financing and debt issuance costs) of $5.7 million and $3.4 million, respectively was driven by $349.3 million and $184.5 million respectively, of average debt outstanding.

Management fees

For the three months ended March 31, 2026 and 2025, management fees were $0.8 million and $0.5 million, respectively. Management fees are incurred at annual rate of 1.25% of the average value of our net assets at the end of the most recently completed calendar quarter. The Investment Adviser agreed to waive the management fees through May 31, 2026, which resulted in a waiver of $0.8 million and $0.5 million, respectively, for the three months ended March 31, 2026 and 2025.

Incentive fees

For the three months ended March 31, 2026 and 2025, total incentive fees were $0.7 million and $0.5 million, respectively. The Investment Adviser agreed to waive the incentive fee through May 31, 2026, which resulted in a waiver of $0.7 million and $0.5 million, respectively, for the three months ended March 31, 2026 and 2025.

Net Realized Gain (Loss)

For the three months ended March 31, 2026, we had $0.1 million of realized gains (losses) on investments. For the three months ended March 31, 2025, we had $0.2 million of realized gains (losses) on investments.

Net Unrealized Appreciation (Depreciation)

Net unrealized appreciation (depreciation) was comprised of the following (in thousands):

	Three months ended March 31,
	2026	2025
Non-controlled/non-affiliated investments
Net unrealized appreciation (depreciation)	$(982)	$(737)

For the three months ended March 31, 2026 and 2025, we recognized gross unrealized appreciation on investments of $0.5 million and $0.4 million, respectively, and gross unrealized depreciation on investments of $1.5 million and $1.1 million, respectively, resulting in net change in unrealized appreciation (depreciation) of $(1.0) million and ($0.7) million, respectively, on investments.

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

As of March 31, 2026, we had one Senior Secured Credit Facility outstanding with a maximum available amount of $400 million and a Revolving Credit Facility with an aggregate available amount of $27.2 million. We may enter into additional credit facilities, increase the size of our existing credit facilities or issue additional debt securities, including debt securitizations and unsecured debt. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the Investment Company Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness is at least 150%.

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

Restricted Cash

Restricted cash includes the amount of principal and interest collections received as well as amounts in reserve as collateral held for the Senior Secured Credit Facility that are all held at SCI BDC SPV I LLC.

Debt

As of March 31, 2026, we had an aggregate principal amount of $359.1 million of debt outstanding under the credit facilities. The Senior Secured Credit Facility matures on December 7, 2029, unless there is an earlier termination or an acceleration following an event of default. Availability under the Revolving Credit Facility will terminate on the earlier of September 30, 2026, which may be extended for up to two additional one-year periods, subject to the consent of the administrative agent and extending lender, and the date of termination of the revolving commitments thereunder.

See Note 6 to the consolidated financial statements for information on the Company’s debt.

Member’s Capital

See Note 7 to the consolidated financial statements for information on the Company’s common units and related capital activities.

Distributions

The Board authorizes and declares distribution amounts per unit. The following tables present distributions that were declared during the three months ended March 31, 2026 and 2025 (in thousands, except per unit data):

Declaration Date	Record Date	Payment Date	Per Unit	Amount
January 29, 2026	January 30, 2026	February 17, 2026	$16.4127	$2,130
February 27, 2026	February 27, 2026	March 16, 2026	17.0735	2,215
March 26, 2026	March 26, 2026	April 16, 2026	17.2060	2,233
			$50.6922	$6,578

Declaration Date	Record Date	Payment Date	Per Unit	Amount
January 30, 2025	January 31, 2025	February 21, 2025	$16.8030	$1,571
February 26, 2025	February 28, 2025	March 17, 2025	15.9745	1,559
March 27, 2025	March 27, 2025	April 15, 2025	15.9830	1,560
			$48.7605	$4,690

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

The following tables summarize the total common units issued and proceeds received for the three months ended March 31, 2026 (in thousands, except unit amounts):

	Three months ended March 31, 2026
	Units	Amount
Proceeds from units sold	16,877	$30,000
Total	16,877	$30,000

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

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of March 31, 2026, management is not aware of any pending or threatened litigation.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio. Uncertainty with respect to the imposition of tariffs on and trade disputes with certain countries, the fluctuations in global interest rates, the ongoing war between Russia and Ukraine, the conflicts in the Middle East and concerns over future increases in inflation or adverse investor sentiment generally, introduced significant volatility in the financial markets, and the effects of this volatility could materially impact our market risks, including those listed below. For additional information concerning potential impact on our business and our operating results, see “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025.

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

As of March 31, 2026, on a fair value basis, 99.9% of our debt portfolio investments bore interest at variable rates and typically have durations of one to six months after which they reset to current market interest rates, and substantially all are subject to certain floors. Our Senior Secured Credit Facility bears interest at a Term SOFR or a Base Rate, in each case plus an applicable margin equal to 2.15% for borrowings that reference Term SOFR and 1.15% for borrowings that reference the Base Rate. Our Revolving Credit Facility bears interest at a Term SOFR or a Base Rate, in each case plus an applicable margin equal to 2.50% for borrowings that reference Term SOFR and 1.50% for borrowings that reference the Alternate Base Rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

The following table shows the estimated annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio and outstanding debt as of March 31, 2026, assuming no changes in our investment and borrowing structure (in thousands):

Basis Point Change	Interest Income	Interest Expense	Net Income
Up 200 basis points	$11,896	$(7,181)	$4,715
Up 100 basis points	5,948	(3,591)	2,357
Up 50 basis points	2,974	(1,795)	1,179
Down 50 basis points	(2,974)	1,795	(1,179)
Down 100 basis points	(5,948)	3,591	(2,357)
Down 200 basis points	(11,896)	7,181	(4,715)

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

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2026, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

(b) Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material pending legal proceedings. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under loans to or other contracts with our Portfolio Companies.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, which could materially affect our business, financial condition and/or operating results. These risks are not the only risks facing our Company. There are no material changes to our risk factors, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On May 13, 2026, the Board of Directors of the Company approved the following executive officer updates:

•
Ryan Schindele was appointed to replace Daniel Rapino III as Chief Accounting Officer (principal accounting officer) of the Company and will continue to serve as Chief Financial Officer (principal financial officer) of the Company
•
Daniel Rapino III was appointed to replace E. Joseph Hess as Chief Operating Officer (principal operating officer) of the Company

E. Joseph Hess will remain with the Adviser in the capacity as a Senior Advisor.

Biographical information regarding Mr. Schindele and Mr. Rapino is set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, and such information is incorporated by reference herein. Each of Mr. Schindele and Mr. Rapino was not appointed to his respective new role pursuant to any arrangement or understanding with any other person, has no family relationships with any director or executive officer of the Company, and there are no transactions involving Mr. Schindele or Mr. Rapino that would be required to be reported under Item 404(a) of Regulation S-K.

Additionally, the foregoing executive updates were not due to any disagreement with the Company, its management, or the Company’s Board of Directors.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Certificate of Formation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10, filed on August 11, 2023).
3.4	Second Amended and Restated Limited Liability Company Agreement (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on February 6, 2024).
10.1

Amendment No. 1 dated as of March 20, 2026 to the Credit Agreement among Senior Credit Investments, LLC, as borrower, and Sumitomo Mitsui Trust Bank, Limited, New York Branch, as the administrative agent, arranger and lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 25, 2026).

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

Senior Credit Investments, LLC

Date: May 13, 2026	By:	/s/ Jason Kennedy
Jason Kennedy
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 13, 2026	By:	/s/ Ryan Schindele
Ryan Schindele
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)