Form 10-Q
period 2026-06-30
Senior Credit Investments, LLC
filed 2026-08-12
CIK 1959568

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 3, 2026, the registrant had 146,634 common units outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Statements of Assets and Liabilities

(In thousands, except for unit and per unit data)

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (amortized cost of $603,649 and $546,560, at June 30, 2026 and December 31, 2025, respectively)	$599,900	$545,727
Cash and cash equivalents	3,260	4,894
Restricted cash	11,912	14,285
Interest receivable	3,101	2,536
Deferred financing costs	3,294	3,876
Prepaid expenses and other assets	217	314
Total assets	$621,684	$571,632
Liabilities
Debt	$354,248	$332,579
Distributions payable	2,450	1,985
Interest payable	5,084	4,508
Accrued expenses and other liabilities	435	555
Total liabilities	$362,217	$339,627
Commitments and contingencies (Note 9)
Member’s Capital
Common units (146,634 and 129,757 units issued and outstanding, at June 30, 2026 and December 31, 2025, respectively)	$265,318	$235,318
Accumulated distributed earnings (losses)	(5,851)	(3,313)
Total member’s capital	$259,467	$232,005
Total liabilities and member’s capital	$621,684	$571,632

Net Asset Value Per Unit
Net assets	$259,467	$232,005
Common units outstanding (1,000,000,000 units authorized, at June 30, 2026 and December 31, 2025)	146,634	129,757
Net asset value per unit	$1,769.49	$1,787.98

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Statement of Operations (Unaudited)

(In thousands, except for unit and per unit data)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Investment Income
Non-controlled/non-affiliated investments
Interest income	$13,074	$9,343	$25,260	$17,450
Payment-in-kind interest income	480	71	908	255
Other income	244	238	452	512
Total investment income	13,798	9,652	26,620	18,217
Operating Expenses
Interest and other financing expenses	5,699	4,386	11,356	7,834
Management fees	811	548	1,571	1,057
Income-based incentive fees	844	519	1,572	1,016
Other general and administrative expenses	535	563	1,117	1,197
Total expenses before Fee Waiver	7,889	6,016	15,616	11,104
Management fees waived	(811)	(548)	(1,571)	(1,057)
Incentive fees waived	(844)	(519)	(1,572)	(1,016)
Net expenses	6,234	4,949	12,473	9,031
Net investment income	7,564	4,703	14,147	9,186
Net Realized Gain (Loss) and Change in Unrealized Appreciation (Depreciation)
Net realized gain (loss):
Non-controlled/non-affiliated investments	142	36	206	224
Net realized gain (loss)	142	36	206	224
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(1,934)	(830)	(2,916)	(1,567)
Net change in unrealized appreciation (depreciation)	(1,934)	(830)	(2,916)	(1,567)
Net realized gain (loss) and change in unrealized appreciation (depreciation)	(1,792)	(794)	(2,710)	(1,343)
Net Increase in Member’s Capital Resulting from Operations	$5,772	$3,909	$11,437	$7,843
Net Increase in Member's Capital Resulting from Operations - Basic and Diluted (Note 8)	$39.36	$40.05	$82.45	$82.23
Weighted Average Units Outstanding (Note 8)	146,634	97,607	138,708	95,375

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Statement of Changes in Member’s Capital (Unaudited)

(In thousands, except for unit and per unit data)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net Increase (Decrease) in Member’s Capital Resulting from Operations
Net investment income	$7,564	$4,703	$14,147	$9,186
Net realized gains (losses)	142	36	206	224
Net change in unrealized appreciation (depreciation)	(1,934)	(830)	(2,916)	(1,567)
Net increase in member’s capital resulting from operations	5,772	3,909	11,437	7,843

Distributions to Unitholders
Distributions declared	(7,397)	(4,505)	(13,975)	(9,195)
Net decrease in member’s capital resulting from distributions to unitholders	(7,397)	(4,505)	(13,975)	(9,195)

Capital Transactions
Issuance of common units	—	—	30,000	22,500
Net increase in member’s capital from common unit transactions	—	—	30,000	22,500

Member’s Capital
Total increase (decrease) in member’s capital during the period	(1,625)	(596)	27,462	21,148
Member’s capital, beginning of period	261,092	176,075	232,005	154,331
Member’s Capital at End of Period	$259,467	$175,479	$259,467	$175,479

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Statement of Cash Flows (Unaudited)

(In thousands, except for unit and per unit data)

	Six months ended June 30,
	2026	2025
Operating Activities
Net increase in member’s capital resulting from operations	$11,437	$7,843
Adjustments to reconcile net increase in member’s capital resulting from operations to net cash used in operating activities:
Net realized (gains) losses on investments	(206)	(224)
Net change in unrealized (appreciation) depreciation on investments	2,916	1,567
Net accretion of discount and amortization of premium	(586)	(471)
Amortization of deferred financing costs	701	588
Payment-in-kind interest and fees capitalized	(912)	(264)
Purchase of investments	(81,562)	(120,993)
Proceeds from sale of investments and principal repayments	26,177	16,176
Changes in assets and liabilities:
Interest receivable	(565)	23
Prepaid expenses and other assets	97	155
Interest payable	576	911
Accrued expenses and other liabilities	(114)	59
Net Cash Used in Operating Activities	(42,041)	(94,630)
Financing Activities
Borrowings on debt	117,250	117,800
Repayments on debt	(95,581)	(30,371)
Financing costs paid and deferred	(125)	(1,829)
Proceeds from issuance of common units	30,000	22,500
Distributions paid to unitholders	(13,510)	(9,640)
Net Cash Provided by Financing Activities	38,034	98,460
Cash and Cash Equivalents and Restricted Cash
Net increase (decrease) in cash and cash equivalents and restricted cash	(4,007)	3,830
Cash and cash equivalents and restricted cash, beginning of period	19,179	8,860
Cash and cash equivalents and restricted cash, end of period	$15,172	$12,690

Supplemental Disclosure and Non-Cash Information
Cash paid for interest	$10,079	$6,337
Accrued but unpaid deferred financing costs	2	3
Distributions payable	2,450	1,449

The following table presents cash and cash equivalents and restricted cash by category within the Consolidated Statements of Assets and Liabilities (in thousands):

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$3,260	$4,894
Restricted cash	11,912	14,285
Cash and cash equivalents and restricted cash	$15,172	$19,179

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except for unit and per unit data)

Portfolio Company (5)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Member’s Capital	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Aerospace & Defense
AA&D Midco, Inc. (fka GB Eagle Buyer, Inc.)	First Lien Term Loan	S + 4.75%	11/29/2030	$689	$683	$689		9
AA&D Midco, Inc. (fka GB Eagle Buyer, Inc.)	First Lien Revolver	S + 4.75%	11/29/2030	—	(2)	—		25
PPW Aero Buyer, Inc.	First Lien Term Loan	S + 5.00%	9/30/2031	912	903	911		9
PPW Aero Buyer, Inc.	First Lien Delayed Draw Term Loan	S + 5.00%	9/30/2031	383	367	383		9,25
PPW Aero Buyer, Inc.	First Lien Revolver	S + 5.00%	9/30/2031	45	44	45		9,25
Titan BW Borrower L.P.	First Lien Term Loan	S + 5.38% (includes 2.88% PIK)	7/26/2032	5,065	5,021	5,065		9
Titan BW Borrower L.P.	First Lien Delayed Draw Term Loan	S + 4.75%	7/26/2032	251	248	251		9,25
Titan BW Borrower L.P.	First Lien Revolver	S + 4.75%	7/26/2032	—	(1)	—		25
West Star Aviation Acquisition, LLC	First Lien Term Loan	S + 4.50%	5/20/2032	7,006	6,960	7,006		8
West Star Aviation Acquisition, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	5/20/2032	1,128	1,119	1,128		8,25
West Star Aviation Acquisition, LLC	First Lien Revolver	S + 4.50%	5/20/2032	18	17	18		8,25
Zenith AcquisitionCo, LLC	First Lien Term Loan	S + 4.50%	1/13/2033	2,784	2,771	2,770		9
Zenith AcquisitionCo, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	1/13/2033	64	60	57		9,25
Zenith AcquisitionCo, LLC	First Lien Revolver	S + 4.50%	1/13/2033	—	—	—		25
					18,190	18,323	7.1%
Air Freight & Logistics
Capstone Acquisition Holdings, Inc.	First Lien Term Loan	S + 4.50%	11/12/2029	4,594	4,533	4,594		8
Capstone Acquisition Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	11/12/2029	723	719	723		8
SEKO Global Logistics Network, LLC	First Lien Term Loan, Last-out	S + 7.00% PIK	5/27/2030	1,808	1,734	1,808		9
Zeppelin Holdco II, LP	First Lien Term Loan	S + 4.75%	8/2/2032	2,600	2,576	2,593		9
Zeppelin Holdco II, LP	First Lien Delayed Draw Term Loan	S + 4.75%	8/2/2032	—	(3)	(2)		25
Zeppelin Holdco II, LP	First Lien Revolver	S + 4.75%	8/2/2032	45	44	45		9,25
					9,603	9,761	3.8%
Chemicals
ASP Meteor Acquisition Co LLC	First Lien Term Loan	S + 5.75%	9/1/2029	1,425	1,384	1,425		9
ASP Meteor Acquisition Co LLC	First Lien Delayed Draw Term Loan	S + 5.75%	9/1/2029	1,259	1,223	1,259		9
Aurora Plastics, LLC	First Lien Term Loan	S + 4.75%	8/12/2030	2,623	2,534	2,597		8
Aurora Plastics, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	8/12/2030	999	944	989		8
Aurora Plastics, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	8/12/2030	—	—	(1)		25
					6,085	6,269	2.4%
Commercial Services & Supplies
Firebird Acquisition Corp, Inc	First Lien Term Loan	S + 5.00% (includes 2.75% PIK)	2/2/2032	4,345	4,327	4,345		9
Firebird Acquisition Corp, Inc	First Lien Delayed Draw Term Loan	S + 4.50%	2/2/2032	1,470	1,461	1,470		9,25
Firebird Acquisition Corp, Inc	First Lien Revolver	S + 4.50%	2/2/2032	—	—	—		25
Geo TopCo Corporation	First Lien Term Loan	S + 4.50%	10/15/2031	7,134	7,076	7,134		9
Geo TopCo Corporation	First Lien Delayed Draw Term Loan	S + 4.50%	10/15/2031	1,493	1,476	1,493		20,25
Geo TopCo Corporation	First Lien Revolver	S + 4.50%	10/15/2031	33	31	32		9,25
Hercules Borrower LLC	First Lien Term Loan	S + 4.75%	12/15/2028	1,389	1,379	1,386		9
Hercules Borrower LLC	First Lien Delayed Draw Term Loan	S + 4.75%	12/15/2028	—	(8)	(5)		25
Hercules Borrower LLC	First Lien Delayed Draw Term Loan	S + 4.75%	12/15/2028	—	(8)	(5)		25
NRO Holdings III Corp.	First Lien Term Loan	S + 5.25%	7/15/2031	187	184	185		10
NRO Holdings III Corp.	First Lien Delayed Draw Term Loan	S + 5.25%	7/15/2031	43	42	42		10,25
NRO Holdings III Corp.	First Lien Revolver	S + 5.25%	7/15/2030	23	23	23		9,25

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Schedule of Investments (Unaudited) - Continued

June 30, 2026

(In thousands, except for unit and per unit data)

Portfolio Company (5)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Member’s Capital	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Commercial Services & Supplies, continued
Pearl Acquisition Buyer, Inc.	First Lien Term Loan	S + 4.50%	12/31/2032	$6,310	$6,280	$6,309		9
Pearl Acquisition Buyer, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	12/31/2032	—	(4)	—		25
Pearl Acquisition Buyer, Inc.	First Lien Revolver	S + 4.50%	12/31/2032	27	27	27		9,25
Pike Corporation	First Lien Term Loan	S + 4.25%	12/20/2032	7,045	7,012	7,010		8
Pike Corporation	First Lien Delayed Draw Term Loan	S + 4.25%	12/20/2032	—	(3)	(8)		25
Pike Corporation	First Lien Revolver	S + 4.25%	12/20/2032	—	(1)	(1)		25
Polyphase Elevator Holding Co	First Lien Term Loan	S + 5.00%	11/24/2032	5,380	5,342	5,353		9
Polyphase Elevator Holding Co	First Lien Delayed Draw Term Loan	S + 5.00%	11/24/2032	647	642	643		9,25
Polyphase Elevator Holding Co	First Lien Revolver	S + 5.00%	11/24/2032	—	(1)	(1)		25
Populous Global II, LLC	First Lien Term Loan	S + 4.50%	4/12/2032	7,038	6,976	7,037		9
Populous Global II, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	4/12/2032	—	(1)	—		25
Populous Global II, LLC	First Lien Revolver	S + 4.50%	4/11/2031	—	(1)	—		25
					42,251	42,469	16.4%
Diversified Consumer Services
Any Hour LLC	First Lien Term Loan	S + 5.75% (includes 3.25% PIK)	5/23/2030	6,863	6,790	6,125		9
Any Hour LLC	First Lien Delayed Draw Term Loan	S + 5.75% (includes 3.25% PIK)	5/23/2030	194	192	173		9
Any Hour LLC	First Lien Revolver	S + 5.75% (includes 3.25% PIK)	5/23/2030	136	134	120		9,25
Apex Service Partners, LLC	First Lien Term Loan	S + 5.00%	10/24/2030	1,870	1,855	1,870		9
Apex Service Partners, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	10/24/2030	5,506	5,461	5,506		9,25
Apex Service Partners, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	10/24/2030	1,152	1,133	1,122		9,25
Barbri Holdings, Inc.	First Lien Term Loan	S + 4.75%	4/30/2030	7,955	7,925	7,915		9
KL Stockton Intermediate II, LLC	First Lien Term Loan	13.00% PIK	5/23/2031	388	384	332
Lido Purchaser, Inc.	First Lien Term Loan	S + 4.75%	4/4/2033	2,479	2,467	2,467		9
Lido Purchaser, Inc.	First Lien Delayed Draw Term Loan	S + 4.75%	4/4/2033	—	(2)	(4)		25
National Express Wash Parent Intermediate Holdco, LLC	First Lien Term Loan	S + 6.00% (includes 2.75% PIK)	7/16/2029	6,314	6,262	6,250		9
National Express Wash Parent Intermediate Holdco, LLC	First Lien Delayed Draw Term Loan	S + 6.00% (includes 2.75% PIK)	7/16/2029	1,113	1,113	1,102		9
National Express Wash Parent Intermediate Holdco, LLC	First Lien Delayed Draw Term Loan	S + 6.00% (includes 2.75% PIK)	7/16/2029	388	378	368		9,25
National Express Wash Parent Intermediate Holdco, LLC	First Lien Revolver	S + 5.00%	7/16/2029	—	(1)	(1)		25
PTSH Intermediate Holdings, LLC	First Lien Term Loan	S + 5.00%	1/10/2033	1,558	1,543	1,558		9
Redwood Services, LP	First Lien Term Loan	S + 4.25%	6/16/2032	3,069	3,042	3,039		9
Redwood Services, LP	First Lien Delayed Draw Term Loan	S + 4.25%	6/16/2032	688	681	679		9,25
Redwood Services, LP	First Lien Revolver	S + 4.25%	6/16/2032	—	(1)	(1)		25
Spotless Brands, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	7/25/2028	1,260	1,248	1,235		21,25
Wrench Group, LLC	First Lien Term Loan	S + 4.75%	9/3/2032	5,713	5,660	5,713		9
Wrench Group, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	9/3/2032	—	(3)	—		25
Wrench Group, LLC	First Lien Revolver	S + 4.75%	9/3/2031	—	(1)	—		25
					46,260	45,568	17.6%
Electrical Equipment
AMP Purchaser, LLC	First Lien Term Loan	S + 4.50%	4/1/2033	9,303	9,258	9,256		8
AMP Purchaser, LLC	First Lien Revolver	S + 4.50%	4/1/2033	—	(1)	(1)		25
Trystar, LLC	First Lien Term Loan	S + 4.25%	8/6/2031	4,753	4,716	4,753		9
Trystar, LLC	First Lien Term Loan	S + 4.25%	8/6/2031	2,028	2,012	2,028		9
Trystar, LLC	First Lien Term Loan	S + 4.50%	8/6/2031	92	91	92		9
Trystar, LLC	First Lien Delayed Draw Term Loan	S + 4.25%	8/6/2031	—	(1)	—		25
Trystar, LLC	First Lien Delayed Draw Term Loan	S + 4.25%	8/6/2031	2,563	2,541	2,563		9

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Schedule of Investments (Unaudited) - Continued

June 30, 2026

(In thousands, except for unit and per unit data)

Portfolio Company (5)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Member’s Capital	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Electrical Equipment, continued
Trystar, LLC	First Lien Revolver	S + 4.25%	8/6/2031	$—	$(1)	$—		25
Trystar, LLC	First Lien Revolver	S + 4.25%	8/6/2031	—	—	—		25
					18,615	18,691	7.2%
Electronic Equipment, Instruments & Components
Dwyer Instruments, LLC	First Lien Term Loan	S + 4.75%	7/20/2029	875	868	866		9
Dwyer Instruments, LLC	First Lien Term Loan	S + 4.75%	7/20/2029	2,753	2,723	2,726		9
Dwyer Instruments, LLC	First Lien Term Loan	S + 4.75%	7/20/2029	1,220	1,211	1,208		9
Dwyer Instruments, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	7/20/2029	2,073	2,056	2,053		9
Dwyer Instruments, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	7/20/2029	3,226	3,186	3,193		9
Dwyer Instruments, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	7/20/2029	160	158	158		9
Dwyer Instruments, LLC	First Lien Revolver	S + 4.75%	7/20/2029	128	127	126		9,25
					10,329	10,330	4.0%
Financial Services
Arax Midco, LLC	First Lien Term Loan	S + 5.25%	3/24/2032	5,908	5,879	5,908		9
Arax Midco, LLC	First Lien Delayed Draw Term Loan	S + 5.25%	3/24/2032	—	(6)	—		25
Arax Midco, LLC	First Lien Revolver	S + 5.25%	3/24/2032	—	—	—		25
SitusAMC Holdings Corporation	First Lien Term Loan	S + 5.50%	5/14/2031	9,438	9,396	9,391		9
					15,269	15,299	5.9%
Food Products
Les Aliments Multibar Inc.	First Lien Term Loan	S + 5.75%	4/17/2031	79	78	79		9,22
Nellson Nutraceutical, LLC	First Lien Term Loan	S + 5.75%	4/17/2031	1,156	1,141	1,156		9
Nellson Nutraceutical, LLC	First Lien Delayed Draw Term Loan	S + 5.75%	4/17/2031	—	(1)	—		25
Nellson Nutraceutical, LLC	First Lien Revolver	P + 4.75%	4/17/2031	32	31	32		15,25
					1,249	1,267	0.5%
Health Care Equipment & Supplies
Perkinelmer U.S. LLC	First Lien Term Loan	S + 4.50%	3/13/2029	570	568	569		9
Perkinelmer U.S. LLC	First Lien Term Loan	S + 4.50%	3/13/2029	8,414	8,263	8,394		9
Perkinelmer U.S. LLC	First Lien Delayed Draw Term Loan	S + 4.50%	3/13/2029	—	(3)	(5)		25
Spruce Bidco II Inc.	First Lien Term Loan	C + 4.75%	1/30/2032	CAD 193	132	136		11
Spruce Bidco II Inc.	First Lien Term Loan	S + 4.75%	1/30/2032	7,997	7,895	7,997		9
Spruce Bidco II Inc.	First Lien Term Loan	T + 5.00%	1/30/2032	JPY 20,641	132	127		17
Spruce Bidco II Inc.	First Lien Revolver	S + 4.75%	1/30/2032	52	51	52		10,25
					17,038	17,270	6.7%
Health Care Providers & Services
AB Centers Acquisition Corporation	First Lien Term Loan	S + 5.25%	7/2/2031	7,756	7,665	7,717		8
AB Centers Acquisition Corporation	First Lien Term Loan	S + 5.25%	7/2/2031	1,129	1,124	1,123		8
AB Centers Acquisition Corporation	First Lien Delayed Draw Term Loan	S + 5.25%	7/2/2031	700	688	694		8,25
AB Centers Acquisition Corporation	First Lien Revolver	S + 5.25%	7/2/2031	—	(2)	(1)		25
Coding Solutions Acquisition, Inc.	First Lien Term Loan	S + 5.00%	8/7/2031	10,609	10,508	10,503		8
Coding Solutions Acquisition, Inc.	First Lien Delayed Draw Term Loan	S + 5.00%	8/7/2031	—	(1)	(4)		25
Coding Solutions Acquisition, Inc.	First Lien Revolver	S + 5.00%	8/7/2031	—	(2)	(1)		25
Petvet Care Centers, LLC	First Lien Term Loan	S + 6.00%	11/15/2030	9,507	9,370	8,271		8
Petvet Care Centers, LLC	First Lien Revolver	S + 6.00%	11/15/2029	46	44	26		8,25
PPV Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	S + 5.25%	8/31/2029	2,720	2,687	2,546		9,25
Quantum Health, Inc.	First Lien Term Loan	S + 4.75%	12/22/2027	4,480	4,452	4,468		9
RCP Nats Purchaser, LLC	First Lien Term Loan	S + 5.00%	3/19/2032	1,159	1,149	1,147		9
RCP Nats Purchaser, LLC	First Lien Term Loan	S + 5.00%	3/19/2032	347	343	343		9
RCP Nats Purchaser, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	3/19/2032	140	138	137		9,25
RCP Nats Purchaser, LLC	First Lien Revolver	S + 5.00%	3/19/2032	—	—	—		25
Solis Mammography Buyer, Inc.	First Lien Term Loan	S + 5.50% (includes 2.5% PIK)	5/31/2032	4,245	4,189	4,245		9
Solis Mammography Buyer, Inc.	First Lien Delayed Draw Term Loan	S + 5.00%	5/31/2032	—	(3)	—		25
Solis Mammography Buyer, Inc.	First Lien Revolver	S + 5.00%	5/29/2030	10	9	10		9,25

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Schedule of Investments (Unaudited) - Continued

June 30, 2026

(In thousands, except for unit and per unit data)

Portfolio Company (5)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Member’s Capital	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Health Care Providers & Services, continued
USHV Management, LLC	First Lien Term Loan	S + 5.00%	9/8/2032	$2,557	$2,534	$2,557		9
USHV Management, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	9/8/2032	78	77	78		9,25
USHV Management, LLC	First Lien Revolver	P + 4.00%	9/8/2031	15	14	15		15,25
					44,983	43,874	16.9%
Health Care Technology
AGS Health BCP Holdings, Inc	First Lien Term Loan	S + 4.25%	8/2/2032	2,583	2,577	2,583		9
AGS Health BCP Holdings, Inc	First Lien Delayed Draw Term Loan	S + 4.25%	8/2/2032	—	(1)	—		25
AGS Health BCP Holdings, Inc	First Lien Revolver	S + 4.25%	8/2/2032	—	—	—		25
AGS Health BCP LLC	First Lien Term Loan	S + 4.25%	8/2/2032	1,357	1,354	1,357		9
AGS Health BCP LLC	First Lien Delayed Draw Term Loan	S + 4.25%	8/2/2032	—	(1)	—		25
AGS Health BCP LLC	First Lien Revolver	S + 4.25%	8/2/2032	—	—	—		25
Brilliance Technologies, Inc.	First Lien Term Loan	S + 5.00% (includes 2.50% PIK)	3/11/2032	3,304	3,290	3,304		8
Brilliance Technologies, Inc.	First Lien Delayed Draw Term Loan	S + 5.00% (includes 2.50% PIK)	3/11/2032	5,286	5,263	5,286		8
Brilliance Technologies, Inc.	First Lien Revolver	S + 4.50%	3/11/2032	—	—	—		25
DeLorean Purchaser, Inc.	First Lien Term Loan	S + 4.75%	12/16/2031	6,908	6,821	6,804		9
DeLorean Purchaser, Inc.	First Lien Revolver	S + 4.75%	12/16/2031	—	(2)	(2)		25
Kona Buyer, LLC	First Lien Term Loan	S + 4.50%	7/23/2031	5,160	5,120	5,109		9
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	7/23/2031	303	300	300		9
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	7/23/2031	85	85	84		9
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	7/23/2031	1,832	1,823	1,814		9
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	7/23/2031	664	661	657		9
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	7/23/2031	—	(2)	(10)		25
Kona Buyer, LLC	First Lien Revolver	S + 4.50%	7/23/2031	24	23	22		9,25
VaxCare Intermediate II LLC	First Lien Term Loan	S + 4.25%	6/17/2032	3,415	3,384	3,415		9
VaxCare Intermediate II LLC	First Lien Revolver	P + 3.25%	6/17/2032	23	22	23		15,25
					30,717	30,746	11.8%
Hotels, Restaurants & Leisure
Cooper's Hawk Intermediate Holding, LLC	First Lien Term Loan	S + 5.50%	7/29/2031	5,119	5,051	5,093		9
Cooper's Hawk Intermediate Holding, LLC	First Lien Delayed Draw Term Loan	S + 5.50%	7/29/2031	—	(2)	(2)		25
Cooper's Hawk Intermediate Holding, LLC	First Lien Revolver	S + 5.50%	7/29/2031	32	30	31		8,25
					5,079	5,122	2.0%
Insurance
Galway Borrower LLC	First Lien Term Loan	S + 4.50%	9/29/2028	4,969	4,940	4,969		9
Galway Borrower LLC	First Lien Delayed Draw Term Loan	S + 4.50%	9/29/2028	1,731	1,719	1,731		9
Galway Borrower LLC	First Lien Delayed Draw Term Loan	S + 4.50%	9/29/2028	94	93	94		9
Galway Borrower LLC	First Lien Delayed Draw Term Loan	S + 4.50%	9/29/2028	—	(11)	—		25
Galway Borrower LLC	First Lien Revolver	S + 4.50%	9/29/2028	48	48	48		9,25
HIG Operations Holdings, Inc.	First Lien Term Loan	S + 4.50%	6/11/2031	8,583	8,463	8,540		8
HIG Operations Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	6/11/2031	1,543	1,536	1,536		8
HIG Operations Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	6/11/2031	30	30	30		8,25
Integrity Marketing Acquisition, LLC	First Lien Term Loan	S + 5.00%	8/25/2028	6,824	6,783	6,824		9
Integrity Marketing Acquisition, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	8/25/2028	—	(2)	—		25
Integrity Marketing Acquisition, LLC	First Lien Revolver	S + 5.00%	8/25/2028	—	(1)	—		25
Koala Investment Holdings, Inc.	First Lien Term Loan	S + 4.25%	8/30/2032	4,029	3,992	4,009		9
Koala Investment Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 4.25%	8/30/2032	—	(3)	(4)		25
Koala Investment Holdings, Inc.	First Lien Revolver	S + 4.25%	8/30/2032	58	57	57		9,25

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Schedule of Investments (Unaudited) - Continued

June 30, 2026

(In thousands, except for unit and per unit data)

Portfolio Company (5)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Member’s Capital	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Insurance, continued
SG Acquisition, Inc.	First Lien Term Loan	S + 4.75%	4/3/2030	$10,375	$10,357	$10,375		9
SG Acquisition, Inc.	First Lien Revolver	S + 4.75%	4/3/2030	—	(1)	—		25
World Insurance Associates, LLC	First Lien Term Loan	S + 5.00%	4/3/2030	3,997	3,997	3,997		9
World Insurance Associates, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	4/3/2030	1,309	1,303	1,309		8,25
World Insurance Associates, LLC	First Lien Revolver	S + 5.00%	4/3/2030	—	—	—		25
					43,300	43,515	16.8%
IT Services
ManTech International Corporation	First Lien Term Loan	S + 4.50%	9/14/2029	832	832	832		9
ManTech International Corporation	First Lien Delayed Draw Term Loan	S + 4.50%	9/14/2029	12	12	12		9
Redwood Services Group, LLC	First Lien Term Loan	S + 5.25%	6/15/2029	5,503	5,419	5,503		9
Redwood Services Group, LLC	First Lien Delayed Draw Term Loan	S + 5.25%	6/15/2029	1,357	1,336	1,357		9
Redwood Services Group, LLC	First Lien Delayed Draw Term Loan	S + 5.25%	6/15/2029	4,511	4,452	4,511		9
Saturn Borrower Inc	First Lien Term Loan	S + 6.00%	11/10/2028	1,950	1,930	1,930		9
Saturn Borrower Inc	First Lien Revolver	S + 6.00%	11/10/2028	37	35	35		9,25
Tau Buyer, LLC	First Lien Term Loan	S + 5.00% (includes 2.50% PIK)	2/2/2032	5,058	5,015	4,906		9
Tau Buyer, LLC	First Lien Delayed Draw Term Loan	S + 5.00% (includes 2.50% PIK)	2/2/2032	1,161	1,151	1,126		9
Tau Buyer, LLC	First Lien Revolver	S + 4.50%	2/2/2032	52	51	48		9,25
Vensure Employer Services Inc.	First Lien Term Loan	S + 5.00%	9/29/2031	283	280	280		9
Vensure Employer Services Inc.	First Lien Delayed Draw Term Loan	S + 5.00%	9/29/2031	1,884	1,841	1,813		9,25
Victors Purchaser, LLC	First Lien Term Loan	S + 4.50%	12/23/2032	260	260	260		9
Victors Purchaser, LLC	First Lien Term Loan	S + 4.50%	12/23/2032	8,400	8,332	8,379		9
Victors Purchaser, LLC	First Lien Term Loan	S + 4.50%	12/23/2032	2	2	2		9
Victors Purchaser, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	12/23/2032	—	(5)	(4)		25
Victors Purchaser, LLC	First Lien Revolver	S + 4.50%	12/23/2032	15	14	15		8,25
Wellness AcquisitionCo, Inc.	First Lien Term Loan	S + 4.75%	1/22/2029	1,018	1,013	1,015		9
					31,970	32,020	12.3%
Life Sciences Tools & Services
Advarra Holdings, Inc	First Lien Term Loan	S + 4.50%	9/15/2031	9,582	9,544	9,582		8
Advarra Holdings, Inc	First Lien Term Loan	S + 4.50%	9/15/2031	466	464	466		8
Advarra Holdings, Inc	First Lien Delayed Draw Term Loan	S + 4.50%	9/15/2031	—	(1)	—		25
Bracket Intermediate Holding Corp.	First Lien Term Loan	S + 5.00%	10/16/2031	5,753	5,700	5,725		9
Bracket Intermediate Holding Corp.	First Lien Revolver	S + 5.00%	10/16/2031	29	28	28		9
Packaging Coordinators Midco, Inc.	First Lien Term Loan	S + 5.00%	10/15/2032	5,644	5,615	5,645		9
Packaging Coordinators Midco, Inc.	First Lien Delayed Draw Term Loan	S + 5.00%	10/15/2032	—	1	—		25
Packaging Coordinators Midco, Inc.	First Lien Delayed Draw Term Loan	S + 5.00%	10/15/2032	—	(2)	—		25
Packaging Coordinators Midco, Inc.	First Lien Delayed Draw Term Loan	S + 5.00%	10/15/2032	38	38	38		9,25
Packaging Coordinators Midco, Inc.	First Lien Delayed Draw Term Loan	SN + 5.00%	10/15/2032	£101	132	134		16
Packaging Coordinators Midco, Inc.	First Lien Delayed Draw Term Loan	S + 5.00%	10/15/2032	68	68	68		9,25
Packaging Coordinators Midco, Inc.	First Lien Revolver	S + 5.00%	10/15/2032	—	(1)	—		25
Signant Finance One Limited	First Lien Term Loan	S + 5.00%	10/16/2031	2,778	2,753	2,764		9,23
Signant Finance One Limited	First Lien Delayed Draw Term Loan	S + 5.00%	10/16/2031	—	(4)	(5)		23,25
Signant Finance One Limited	First Lien Revolver	S + 5.00%	10/16/2031	—	—	—		23,25
Titan Luxco I SARL	First Lien Term Loan	S + 5.00%	6/14/2032	2,733	2,709	2,733		10
Titan Luxco I SARL	First Lien Term Loan	E + 5.00%	6/14/2032	€101	116	114		14
Titan Luxco I SARL	First Lien Delayed Draw Term Loan	S + 5.00%	6/14/2032	—	(3)	—		25
Titan Luxco I SARL	First Lien Revolver	S + 5.00%	6/12/2031	70	69	70		10,25
Titan Luxco I SARL	First Lien Revolver	E + 5.00%	6/12/2031	€29	34	34		13,25
					27,260	27,396	10.6%

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Schedule of Investments (Unaudited) - Continued

June 30, 2026

(In thousands, except for unit and per unit data)

Portfolio Company (5)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Member’s Capital	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Machinery
Harvey Tool Company, LLC	First Lien Term Loan	S + 4.50%	8/6/2032	$5,925	$5,925	$5,925		9
Harvey Tool Company, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	8/6/2032	—	(10)	—		25
Harvey Tool Company, LLC	First Lien Revolver	S + 4.50%	8/6/2032	—	(1)	—		25
					5,914	5,925	2.3%
Media
Future Bidco Limited	First Lien Term Loan	S + 5.50%	12/11/2031	101	101	101		7,23,24
Future US Bidco, Inc.	First Lien Term Loan	S + 5.50%	12/11/2031	5,824	5,824	5,824		7,24
Future US Bidco, Inc.	First Lien Delayed Draw Term Loan	S + 5.50%	12/11/2031	—	—	—		24,25
ICR, LLC	First Lien Term Loan	S + 4.75%	3/26/2032	4,527	4,484	4,482		9
ICR, LLC	First Lien Revolver	S + 4.75%	3/26/2032	—	(1)	(1)		25
Real Chemistry Intermediate III, Inc.	First Lien Term Loan	S + 4.50%	4/12/2032	5,151	5,129	5,151		9
Real Chemistry Intermediate III, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	4/12/2032	1,534	1,525	1,534		9,25
Real Chemistry Intermediate III, Inc.	First Lien Revolver	S + 4.50%	4/12/2032	—	(1)	—		25
Swoop Intermediate III, Inc.	First Lien Term Loan	S + 4.50%	4/12/2032	4,276	4,258	4,276		9
Swoop Intermediate III, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	4/12/2032	—	(1)	—		25
Swoop Intermediate III, Inc.	First Lien Revolver	S + 4.50%	4/12/2032	—	(1)	—		25
					21,317	21,367	8.2%
Pharmaceuticals, Biotechnology & Life Sciences
Falcon Parent Holdings, Inc.	First Lien Term Loan	S + 5.50% (includes 2.75% PIK)	11/6/2031	1,093	1,080	1,082		9
Falcon Parent Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 5.00%	11/6/2031	—	1	(6)		25
					1,081	1,076	0.4%
Professional Services
AVSC Holding Corp.	First Lien Term Loan	S + 5.00%	12/5/2031	6,908	6,793	6,874		8
AVSC Holding Corp.	First Lien Revolver	S + 5.00%	12/5/2029	17	15	16		8,25
Carr, Riggs and Ingram Capital, LLC	First Lien Term Loan	S + 4.50%	11/18/2031	3,394	3,366	3,377		9
Carr, Riggs and Ingram Capital, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	11/18/2031	614	604	605		9,25
Carr, Riggs and Ingram Capital, LLC	First Lien Revolver	S + 4.50%	11/18/2031	15	14	15		9,25
Chartwell Cumming Holding Corporation	First Lien Term Loan	S + 4.75%	6/16/2033	9,485	9,356	9,391		8
Chartwell Cumming Holding Corporation	First Lien Revolver	S + 4.75%	6/16/2033	—	—	(1)		25
Conservice Midco LLC	First Lien Term Loan	S + 4.50%	2/25/2033	10,092	10,043	10,041		9
Conservice Midco LLC	First Lien Revolver	S + 4.50%	2/25/2033	—	—	—		25
Deerfield Dakota Holding, LLC	First Lien Term Loan	S + 5.75% (includes 2.75% PIK)	9/13/2032	9,691	9,604	9,594		9
Deerfield Dakota Holding, LLC	First Lien Revolver	S + 5.25%	9/13/2032	39	38	38		8,25
Denali Intermediate Holdings Inc	First Lien Term Loan	S + 5.50%	8/26/2032	5,564	5,513	5,536		8
Denali Intermediate Holdings Inc	First Lien Revolver	S + 5.50%	8/26/2032	20	19	20		8,25
Denali Topco LLC	First Lien Term Loan	S + 4.75%	8/26/2032	2,764	2,739	2,764		9
Denali Topco LLC	First Lien Delayed Draw Term Loan	S + 4.75%	8/26/2032	—	(3)	—		25
Denali Topco LLC	First Lien Revolver	S + 4.75%	8/26/2032	—	(1)	—		25
Eclipse Buyer, Inc.	First Lien Term Loan	S + 4.50%	9/5/2031	5,207	5,165	5,207		9
Eclipse Buyer, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	9/5/2031	—	(3)	—		25
Eclipse Buyer, Inc.	First Lien Revolver	S + 4.50%	9/5/2031	—	(1)	—		25
Foreside Financial Group, LLC	First Lien Term Loan	S + 5.25%	10/1/2029	813	802	805		9

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Schedule of Investments (Unaudited) - Continued

June 30, 2026

(In thousands, except for unit and per unit data)

Portfolio Company (5)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Member’s Capital	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Professional Services, continued
IG Investments Holdings, LLC	First Lien Term Loan	S + 5.00%	9/22/2028	$5,772	$5,717	$5,772		9
IG Investments Holdings, LLC	First Lien Revolver	S + 5.00%	9/22/2028	—	—	—		25
IRI Group Holdings, Inc.	First Lien Term Loan	S + 4.25%	12/1/2029	7,143	7,026	7,143		8
IRI Group Holdings, Inc.	First Lien Revolver	S + 4.25%	12/1/2028	—	(1)	—		25
					66,805	67,197	25.9%
Real Estate Management & Development
Atlas US Finco, Inc.	First Lien Term Loan	S + 4.50%	12/10/2029	5,127	5,106	4,999		9
Atlas US Finco, Inc.	First Lien Revolver	S + 4.50%	12/11/2028	—	—	(3)		25
					5,106	4,996	1.9%
Software
Aptean, Inc	First Lien Term Loan	S + 4.75%	1/30/2031	7,662	7,621	7,623		9
Aptean, Inc.	First Lien Delayed Draw Term Loan	S + 4.75%	1/30/2031	—	—	(1)		25
Aptean, Inc.	First Lien Revolver	S + 4.75%	1/30/2031	47	46	46		9,25
Bluefin Holding, LLC	First Lien Term Loan	S + 4.25%	9/12/2029	718	716	711		9
Bluefin Holding, LLC	First Lien Revolver	S + 4.25%	9/12/2029	—	—	(1)		25
Brave Parent Holdings, Inc.	First Lien Term Loan	S + 4.50%	11/29/2030	9,831	9,759	9,733		8
Brave Parent Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	11/29/2030	665	662	658		8
Brave Parent Holdings, Inc.	First Lien Revolver	S + 4.50%	11/29/2030	—	(1)	(2)		25
Computer Services, Inc.	First Lien Term Loan	S + 4.50%	11/17/2031	6,775	6,744	6,707		9
Computer Services, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	11/17/2031	—	(2)	(8)		25
Computer Services, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	11/17/2031	—	(6)	(29)		25
Edition Holdings, Inc	First Lien Term Loan	S + 4.50%	12/20/2032	4,553	4,536	4,507		8
Edition Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	12/20/2032	—	(2)	(10)		25
Edition Holdings, Inc.	First Lien Revolver	S + 4.50%	12/20/2032	4	4	3		8,25
Flexera Software LLC	First Lien Term Loan	S + 4.50%	8/16/2032	7,042	7,027	7,043		9
Flexera Software LLC	First Lien Term Loan	E + 4.50%	8/16/2032	€98	114	112		12
Flexera Software LLC	First Lien Term Loan	S + 4.50%	8/16/2032	1,319	1,310	1,319		9
Flexera Software LLC	First Lien Revolver	S + 4.50%	8/16/2032	—	—	—		25
GS AcquisitionCo, Inc.	First Lien Term Loan	S + 5.25%	5/25/2028	2,133	2,127	2,069		9
GS AcquisitionCo, Inc.	First Lien Delayed Draw Term Loan	S + 5.25%	5/25/2028	—	(6)	(123)		25
GS AcquisitionCo, Inc.	First Lien Delayed Draw Term Loan	S + 5.25%	5/25/2028	395	394	383		9
GS AcquisitionCo, Inc.	First Lien Revolver	S + 5.25%	5/25/2028	148	147	143		9,25
HighLevel Inc	First Lien Term Loan	S + 4.50%	2/23/2033	4,629	4,606	4,606		9
HighLevel Inc	First Lien Revolver	S + 4.50%	2/23/2033	—	—	(1)		25
InhabitIQ, Inc.	First Lien Term Loan	S + 4.50%	1/12/2032	4,345	4,327	4,345		8
InhabitIQ, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	1/12/2032	—	(2)	—		25
InhabitIQ, Inc.	First Lien Revolver	S + 4.50%	1/12/2032	—	—	—		25
Lobos Parent, Inc.	First Lien Term Loan	S + 4.25%	9/27/2032	3,903	3,877	3,903		9
Lobos Parent, Inc.	First Lien Delayed Draw Term Loan	S + 4.25%	9/27/2032	—	(3)	—		25
Lobos Parent, Inc.	First Lien Revolver	S + 4.25%	9/26/2031	12	12	12		9,25
Lobos Parent, Inc.	First Lien Revolver	S + 4.25%	9/26/2031	—	—	—		25
MS Buyer, Inc. (fka CB Buyer, Inc.)	First Lien Term Loan	S + 5.25%	7/1/2031	8,988	8,915	8,898		9
MS Buyer, Inc. (fka CB Buyer, Inc.)	First Lien Delayed Draw Term Loan	S + 5.25%	7/1/2031	1,290	1,279	1,277		9
MS Buyer, Inc. (fka CB Buyer, Inc.)	First Lien Revolver	S + 5.25%	7/1/2031	14	13	12		9,25
Netwrix Corporation	First Lien Term Loan	S + 4.75%	6/11/2029	7,612	7,447	7,536		8
Netwrix Corporation	First Lien Delayed Draw Term Loan	S + 4.75%	6/11/2029	20	20	18		8,25
OneSource Virtual Inc	First Lien Term Loan	S + 4.75%	1/31/2033	1,955	1,946	1,945		9
OneSource Virtual Inc	First Lien Revolver	S + 4.75%	1/31/2033	—	—	—		25

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Schedule of Investments (Unaudited) - Continued

June 30, 2026

(In thousands, except for unit and per unit data)

Portfolio Company (5)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Member’s Capital	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Software, continued
Rally Buyer, Inc.	First Lien Term Loan	S + 6.25% (includes 3.50% PIK)	7/19/2029	$5,634	$5,590	$5,099		9
Rally Buyer, Inc.	First Lien Delayed Draw Term Loan	S + 6.25% (includes 3.50% PIK)	7/19/2029	1,288	1,276	1,166		9
Sapphire Software Buyer, Inc.	First Lien Term Loan	S + 5.00%	9/30/2031	9,104	9,032	8,968		9
Sapphire Software Buyer, Inc.	First Lien Revolver	S + 5.00%	9/30/2031	—	(1)	(2)		25
Syndigo LLC	First Lien Term Loan	S + 5.00%	9/2/2032	5,428	5,378	5,352		9
Syndigo LLC	First Lien Revolver	S + 5.00%	9/2/2032	17	17	16		9,25
Vacation Rental Brands, LLC	First Lien Term Loan	S + 5.25%	5/6/2032	7,740	7,672	7,701		9
Vacation Rental Brands, LLC	First Lien Term Loan	S + 5.25%	5/6/2032	1,065	1,055	1,060		9
Vacation Rental Brands, LLC	First Lien Delayed Draw Term Loan	S + 5.25%	5/6/2032	—	(5)	(6)		25
Vacation Rental Brands, LLC	First Lien Revolver	S + 5.25%	5/6/2031	—	(1)	(1)		25
					103,640	102,787	39.7%
Trading Companies & Distributors
Blackbird Purchaser, Inc.	First Lien Term Loan	S + 5.75%	12/19/2030	11,063	10,903	11,007		9
Blackbird Purchaser, Inc.	First Lien Delayed Draw Term Loan	S + 5.75%	12/19/2030	—	(9)	(3)		25
Blackbird Purchaser, Inc.	First Lien Revolver	S + 5.75%	12/19/2029	91	89	91		9,25
PT Intermediate Holdings III, LLC	First Lien Term Loan	S + 4.75%	4/9/2030	8,658	8,644	8,658		9
Vessco Midco Holdings, LLC	First Lien Term Loan	S + 4.50%	7/24/2031	5,408	5,366	5,408		18
Vessco Midco Holdings, LLC	First Lien Term Loan	S + 4.50%	7/24/2031	757	753	757		10
Vessco Midco Holdings, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	7/24/2031	1,773	1,758	1,773		19,25
Vessco Midco Holdings, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	7/24/2031	—	(2)	—		25
Vessco Midco Holdings, LLC	First Lien Revolver	S + 4.50%	7/24/2031	—	(1)	—		25
					27,501	27,691	10.7%

Total non-controlled-non-affiliated Portfolio Company debt investments (6)					599,562	598,959	230.8%

Equity Investments
Preferred Stock
Professional Services
Eclipse Topco, Inc.	Preferred Stock			19	233	231
					233	231
Common Stock
Air Freight & Logistics
Red Griffin TopCo, LLC	Common Stock			764	3,694	492
					3,694	492
L.P. Interests
Commercial Services & Supplies
Firebird Co-Invest L.P.	L.P. Interest				160	215
Firebird Co-Invest L.P.	L.P. Interest				—	3
					160	218
Total non-controlled-non-affiliated Portfolio Company equity investments					4,087	941	0.4%
Total non-controlled-non-affiliated Portfolio Company investments					$603,649	$599,900	231.2%

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Schedule of Investments (Unaudited) - Continued

June 30, 2026

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
(4)
Unless otherwise indicated, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company. As of June 30, 2026, all of the Company’s investments were non-controlled, non-affiliated.
(5)
Unless otherwise indicated, issuers of debt and equity investments held by the Company are domiciled in the United States.
(6)
All funded debt investments are income producing. As of June 30, 2026, there were no investments on non-accrual.
(7)
The interest rate on these loans is subject to overnight SOFR, which as of June 30, 2026 was 3.68%.
(8)
The interest rate on these loans is subject to 1-month SOFR, which as of June 30, 2026 was 3.65%.
(9)
The interest rate on these loans is subject to 3-month SOFR, which as of June 30, 2026 was 3.73%.
(10)
The interest rate on these loans is subject to 6-month SOFR, which as of June 30, 2026 was 3.85%.
(11)
The interest rate on these loans is subject to 3-month CORRA, which as of June 30, 2026 was 2.29%.
(12)
The interest rate on these loans is subject to 1-month EURIBOR, which as of June 30, 2026 was 2.20%.
(13)
The interest rate on these loans is subject to 3-month EURIBOR, which as of June 30, 2026 was 2.32%.
(14)
The interest rate on these loans is subject to 6-month EURIBOR, which as of June 30, 2026 was 2.57%.
(15)
The interest rate on these loans is subject to U.S. Prime Rate, which as of June 30, 2026 was 6.75%.
(16)
The interest rate on these loans is subject to SONIA, which as of June 30, 2026 was 3.73%.
(17)
The interest rate on these loans is subject to the floor which as of June 30, 2026 was 0.75%.
(18)
The interest rate on $3.2 million of principal loans is subject to 1-month SOFR, which as of June 30, 2026 was 3.65% and the interest rate on $2.2 million of principal loans is subject to 6-month SOFR, which as of June 30, 2026 was 3.85%.
(19)
The interest rate on $0.5 million of principal loans is subject to 1-month SOFR, which as of June 30, 2026 was 3.65% and the interest rate on $1.3 million of principal loans is subject to 6-month SOFR, which as of June 30, 2026 was 3.85%.
(20)
The interest rate on $0.9 million of principal loans is subject to 3-month SOFR, which as of June 30, 2026 was 3.73% and the interest rate on $0.6 million of principal loans is subject to 6-month SOFR, which as of June 30, 2026 was 3.85%.
(21)
The interest rate on $1.0 million of principal loans is subject to 3-month SOFR, which as of June 30, 2026 was 3.73% and the interest rate on $0.3 million of principal loans is subject to 6-month SOFR, which as of June 30, 2026 was 3.85%.
(22)
The issuer of this investment is domiciled in Canada.
(23)
The issuer of this investment is domiciled in the United Kingdom.
(24)
These investments are first lien, second-out debt facilities.
(25)
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

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Schedule of Investments (Unaudited) - Continued

June 30, 2026

(In thousands, except for unit and per unit data)

The following table is a listing of the Company’s unfunded commitments as of June 30, 2026:

Portfolio Company	Investment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
AA&D Midco, Inc. (fka GB Eagle Buyer, Inc.)	First Lien Revolver	11/29/2030	$202	$—
AB Centers Acquisition Corporation	First Lien Delayed Draw Term Loan	7/2/2026	723	(4)
AB Centers Acquisition Corporation	First Lien Revolver	7/2/2031	145	(1)
Advarra Holdings, Inc	First Lien Delayed Draw Term Loan	9/14/2026	491	—
AGS Health BCP Holdings, Inc	First Lien Delayed Draw Term Loan	8/2/2027	876	—
AGS Health BCP Holdings, Inc	First Lien Revolver	8/2/2032	71	—
AGS Health BCP LLC	First Lien Delayed Draw Term Loan	8/2/2027	481	—
AGS Health BCP LLC	First Lien Revolver	8/2/2032	41	—
AMP Purchaser, LLC	First Lien Revolver	4/1/2033	101	(1)
Any Hour LLC	First Lien Revolver	5/23/2030	13	(1)
Apex Service Partners, LLC	First Lien Delayed Draw Term Loan	11/19/2027	1,829	(18)
Aptean, Inc.	First Lien Delayed Draw Term Loan	2/15/2027	209	(1)
Aptean, Inc.	First Lien Revolver	1/30/2031	159	(1)
Arax Midco, LLC	First Lien Delayed Draw Term Loan	3/24/2028	2,696	—
Arax Midco, LLC	First Lien Revolver	3/24/2032	92	—
Atlas US Finco, Inc.	First Lien Revolver	12/11/2028	122	(3)
Aurora Plastics, LLC	First Lien Delayed Draw Term Loan	4/12/2027	117	(1)
AVSC Holding Corp.	First Lien Revolver	12/5/2029	123	(1)
Blackbird Purchaser, Inc.	First Lien Delayed Draw Term Loan	12/21/2026	694	(3)
Blackbird Purchaser, Inc.	First Lien Revolver	12/19/2029	61	—
Bluefin Holding, LLC	First Lien Revolver	9/12/2029	53	(1)
Brave Parent Holdings, Inc.	First Lien Revolver	11/29/2030	152	(2)
Brilliance Technologies, Inc.	First Lien Revolver	3/11/2032	94	—
Carr, Riggs and Ingram Capital, LLC	First Lien Delayed Draw Term Loan	11/18/2026	1,124	(6)
Carr, Riggs and Ingram Capital, LLC	First Lien Revolver	11/18/2031	78	—
Chartwell Cumming Holding Corporation	First Lien Revolver	6/16/2033	63	(1)
Coding Solutions Acquisition, Inc.	First Lien Delayed Draw Term Loan	8/7/2026	411	(4)
Coding Solutions Acquisition, Inc.	First Lien Revolver	8/7/2031	140	(1)
Computer Services, Inc.	First Lien Delayed Draw Term Loan	11/15/2027	838	(8)
Computer Services, Inc.	First Lien Delayed Draw Term Loan	11/15/2027	2,943	(29)
Conservice Midco LLC	First Lien Revolver	2/25/2033	101	—
Cooper's Hawk Intermediate Holding, LLC	First Lien Delayed Draw Term Loan	7/29/2027	445	(2)
Cooper's Hawk Intermediate Holding, LLC	First Lien Revolver	7/29/2031	80	(1)
Deerfield Dakota Holding, LLC	First Lien Revolver	9/13/2032	67	(1)
DeLorean Purchaser, Inc.	First Lien Revolver	12/16/2031	130	(2)
Denali Intermediate Holdings Inc	First Lien Revolver	8/26/2032	92	—
Denali Topco LLC	First Lien Delayed Draw Term Loan	8/28/2028	817	—
Denali Topco LLC	First Lien Revolver	8/26/2032	112	—
Dwyer Instruments, LLC	First Lien Revolver	7/20/2029	23	—
Eclipse Buyer, Inc.	First Lien Delayed Draw Term Loan	9/6/2026	882	—
Eclipse Buyer, Inc.	First Lien Revolver	9/5/2031	140	—
Edition Holdings, Inc.	First Lien Delayed Draw Term Loan	12/20/2027	950	(10)
Edition Holdings, Inc.	First Lien Revolver	12/20/2032	97	(1)
Falcon Parent Holdings, Inc.	First Lien Delayed Draw Term Loan	8/16/2027	611	(6)
Firebird Acquisition Corp, Inc	First Lien Delayed Draw Term Loan	2/1/2027	1,013	—
Firebird Acquisition Corp, Inc	First Lien Revolver	2/2/2032	135	—
Firebird Co-Invest L.P.	L.P. Interest		8	3
Flexera Software LLC	First Lien Revolver	8/16/2032	112	—
Future US Bidco, Inc.	First Lien Delayed Draw Term Loan	12/11/2028	1,742	—
Galway Borrower LLC	First Lien Delayed Draw Term Loan	2/7/2028	5,212	—

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Schedule of Investments (Unaudited) - Continued

June 30, 2026

(In thousands, except for unit and per unit data)

Portfolio Company	Investment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Galway Borrower LLC	First Lien Revolver	9/29/2028	$104	$—
Geo TopCo Corporation	First Lien Delayed Draw Term Loan	10/15/2026	1,149	—
Geo TopCo Corporation	First Lien Revolver	10/15/2031	107	—
GS AcquisitionCo, Inc.	First Lien Delayed Draw Term Loan	5/17/2027	4,087	(123)
GS AcquisitionCo, Inc.	First Lien Revolver	5/25/2028	1	—
Harvey Tool Company, LLC	First Lien Delayed Draw Term Loan	8/6/2027	2,664	—
Harvey Tool Company, LLC	First Lien Revolver	8/6/2032	148	—
Hercules Borrower LLC	First Lien Delayed Draw Term Loan	7/16/2027	2,100	(5)
Hercules Borrower LLC	First Lien Delayed Draw Term Loan	9/16/2026	2,092	(5)
HIG Operations Holdings, Inc.	First Lien Delayed Draw Term Loan	12/10/2027	58	—
HighLevel Inc	First Lien Revolver	2/23/2033	101	(1)
ICR, LLC	First Lien Revolver	3/26/2032	101	(1)
IG Investments Holdings, LLC	First Lien Revolver	9/22/2028	70	—
InhabitIQ, Inc.	First Lien Delayed Draw Term Loan	1/11/2027	1,219	—
InhabitIQ, Inc.	First Lien Revolver	1/12/2032	79	—
Integrity Marketing Acquisition, LLC	First Lien Delayed Draw Term Loan	8/27/2026	1,385	—
Integrity Marketing Acquisition, LLC	First Lien Revolver	8/25/2028	139	—
IRI Group Holdings, Inc.	First Lien Revolver	12/1/2028	152	—
Koala Investment Holdings, Inc.	First Lien Delayed Draw Term Loan	2/29/2028	777	(4)
Koala Investment Holdings, Inc.	First Lien Revolver	8/30/2032	51	—
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	2/7/2028	1,005	(10)
Kona Buyer, LLC	First Lien Revolver	7/23/2031	204	(2)
Lido Purchaser, Inc.	First Lien Delayed Draw Term Loan	4/3/2028	708	(4)
Lobos Parent, Inc.	First Lien Delayed Draw Term Loan	9/27/2032	628	—
Lobos Parent, Inc.	First Lien Revolver	9/26/2031	69	—
Lobos Parent, Inc.	First Lien Revolver	9/26/2031	37	—
MS Buyer, Inc. (fka CB Buyer, Inc.)	First Lien Revolver	7/1/2031	133	(1)
National Express Wash Parent Intermediate Holdco, LLC	First Lien Delayed Draw Term Loan	5/26/2028	1,664	(17)
National Express Wash Parent Intermediate Holdco, LLC	First Lien Revolver	7/16/2029	135	(1)
Nellson Nutraceutical, LLC	First Lien Delayed Draw Term Loan	4/16/2027	91	—
Nellson Nutraceutical, LLC	First Lien Revolver	4/17/2031	48	—
Netwrix Corporation	First Lien Delayed Draw Term Loan	12/16/2026	170	(2)
NRO Holdings III Corp.	First Lien Delayed Draw Term Loan	1/15/2027	16	—
NRO Holdings III Corp.	First Lien Revolver	7/15/2030	5	—
OneSource Virtual Inc	First Lien Revolver	1/31/2033	101	—
Packaging Coordinators Midco, Inc.	First Lien Delayed Draw Term Loan	10/15/2027	902	—
Packaging Coordinators Midco, Inc.	First Lien Delayed Draw Term Loan	10/15/2027	494	—
Packaging Coordinators Midco, Inc.	First Lien Delayed Draw Term Loan	10/15/2027	443	—
Packaging Coordinators Midco, Inc.	First Lien Delayed Draw Term Loan	10/15/2027	61	—
Packaging Coordinators Midco, Inc.	First Lien Revolver	10/15/2032	253	—
Pearl Acquisition Buyer, Inc.	First Lien Delayed Draw Term Loan	12/31/2027	1,818	—
Pearl Acquisition Buyer, Inc.	First Lien Revolver	12/31/2032	74	—
Perkinelmer U.S. LLC	First Lien Delayed Draw Term Loan	10/25/2027	2,035	(5)
Petvet Care Centers, LLC	First Lien Revolver	11/15/2029	107	(14)
Pike Corporation	First Lien Delayed Draw Term Loan	12/19/2028	1,531	(8)
Pike Corporation	First Lien Revolver	12/20/2032	101	(1)
Polyphase Elevator Holding Co	First Lien Delayed Draw Term Loan	11/24/2027	215	(1)
Polyphase Elevator Holding Co	First Lien Revolver	11/24/2032	101	(1)
Populous Global II, LLC	First Lien Delayed Draw Term Loan	4/12/2027	334	—
Populous Global II, LLC	First Lien Revolver	4/11/2031	124	—

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Schedule of Investments (Unaudited) - Continued

June 30, 2026

(In thousands, except for unit and per unit data)

Portfolio Company		Investment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
PPV Intermediate Holdings, LLC		First Lien Delayed Draw Term Loan	8/7/2026	$4,231	$(106)
PPW Aero Buyer, Inc.		First Lien Delayed Draw Term Loan	9/30/2027	3,161	—
PPW Aero Buyer, Inc.		First Lien Revolver	9/30/2031	74	—
RCP Nats Purchaser, LLC		First Lien Delayed Draw Term Loan	3/19/2027	93	(1)
RCP Nats Purchaser, LLC		First Lien Revolver	3/19/2032	19	—
Real Chemistry Intermediate III, Inc.		First Lien Delayed Draw Term Loan	10/11/2027	755	—
Real Chemistry Intermediate III, Inc.		First Lien Revolver	4/12/2032	124	—
Redwood Services, LP		First Lien Delayed Draw Term Loan	6/16/2027	281	(3)
Redwood Services, LP		First Lien Revolver	6/16/2032	114	(1)
Sapphire Software Buyer, Inc.		First Lien Revolver	9/30/2031	140	(2)
Saturn Borrower Inc		First Lien Revolver	11/10/2028	98	(1)
SG Acquisition, Inc.		First Lien Revolver	4/3/2030	152	—
Signant Finance One Limited	(1)	First Lien Delayed Draw Term Loan	10/18/2027	1,050	(5)
Signant Finance One Limited	(1)	First Lien Revolver	10/16/2031	68	—
Solis Mammography Buyer, Inc.		First Lien Delayed Draw Term Loan	5/31/2027	421	—
Solis Mammography Buyer, Inc.		First Lien Revolver	5/28/2030	68	—
Spotless Brands, LLC		First Lien Delayed Draw Term Loan	3/25/2027	2,079	(16)
Spruce Bidco II Inc.		First Lien Revolver	1/30/2032	82	—
Swoop Intermediate III, Inc.		First Lien Delayed Draw Term Loan	10/11/2027	684	—
Swoop Intermediate III, Inc.		First Lien Revolver	4/12/2032	124	—
Syndigo LLC		First Lien Revolver	9/2/2032	92	(1)
Tau Buyer, LLC		First Lien Revolver	2/2/2032	83	(2)
Titan BW Borrower L.P.		First Lien Delayed Draw Term Loan	7/26/2027	168	—
Titan BW Borrower L.P.		First Lien Revolver	7/26/2032	112	—
Titan Luxco I SARL		First Lien Delayed Draw Term Loan	6/14/2027	777	—
Titan Luxco I SARL		First Lien Revolver	6/12/2031	1	—
Titan Luxco I SARL		First Lien Revolver	6/12/2031	10	—
Trystar, LLC		First Lien Delayed Draw Term Loan	1/6/2028	344	—
Trystar, LLC		First Lien Revolver	8/6/2031	20	—
Trystar, LLC		First Lien Revolver	8/6/2031	140	—
USHV Management, LLC		First Lien Delayed Draw Term Loan	9/8/2027	164	—
USHV Management, LLC		First Lien Revolver	9/8/2031	94	—
Vacation Rental Brands, LLC		First Lien Delayed Draw Term Loan	10/15/2027	1,192	(6)
Vacation Rental Brands, LLC		First Lien Revolver	5/6/2031	124	(1)
VaxCare Intermediate II LLC		First Lien Revolver	6/17/2032	99	—
Vensure Employer Services Inc.		First Lien Delayed Draw Term Loan	3/6/2028	5,286	(53)
Vessco Midco Holdings, LLC		First Lien Delayed Draw Term Loan	7/24/2026	30	—
Vessco Midco Holdings, LLC		First Lien Delayed Draw Term Loan	5/3/2028	736	—
Vessco Midco Holdings, LLC		First Lien Revolver	7/24/2031	140	—
Victors Purchaser, LLC		First Lien Delayed Draw Term Loan	12/23/2027	1,520	(4)
Victors Purchaser, LLC		First Lien Revolver	12/23/2032	142	—
West Star Aviation Acquisition, LLC		First Lien Delayed Draw Term Loan	5/20/2027	345	—
West Star Aviation Acquisition, LLC		First Lien Revolver	5/20/2032	104	—
World Insurance Associates, LLC		First Lien Delayed Draw Term Loan	8/14/2026	608	—
World Insurance Associates, LLC		First Lien Revolver	4/3/2030	83	—
Wrench Group, LLC		First Lien Delayed Draw Term Loan	9/3/2027	783	—
Wrench Group, LLC		First Lien Revolver	9/3/2031	109	—
Zenith AcquisitionCo, LLC		First Lien Delayed Draw Term Loan	1/12/2029	1,328	(7)
Zenith AcquisitionCo, LLC		First Lien Revolver	1/13/2033	101	—
Zeppelin Holdco II, LP		First Lien Delayed Draw Term Loan	8/2/2027	796	(2)
Zeppelin Holdco II, LP		First Lien Revolver	8/2/2032	69	—
Total Unfunded Portfolio Company Commitments				$87,520	$(524)
(1)
Unfunded commitments for this investment may be drawn by more than one co-borrower under the credit agreement. Funded amounts are reported separately by borrower within the Consolidated Schedule of Investments.

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

Cash and cash equivalents and restricted cash are carried at cost, which approximates fair value. Cash and cash equivalents held as of June 30, 2026 and December 31, 2025 was $3.3 million and $4.9 million, respectively. Restricted cash held as of June 30, 2026 and December 31, 2025 was $11.9 million and $14.3 million, respectively.

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

PIK Income

The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Company’s statement of operations. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to unitholders in the form of dividends, even though the Company has not yet collected cash. During the three months ended June 30, 2026 and 2025, PIK income earned was $0.5 million and $0.1 million, respectively. During the six months ended June 30, 2026 and 2025, PIK income earned was $0.9 million and $0.3 million, respectively.

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

Non-Accrual Income

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2026 and December 31, 2025, management did not make any exceptions to placing loans on non-accrual status based on the collateral value and status of collection. As of June 30, 2026 and December 31, 2025, there were no loans placed on non-accrual status.

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

Unit Repurchases

In connection with the Company’s unit repurchase programs, the cost of units repurchased is charged to member’s capital on the trade date. There were no unit repurchases during the three and six months ended June 30, 2026 and 2025.

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

Fee Waiver Agreement

The Investment Adviser has contractually agreed to waive the management fee and the incentive fee through May 31, 2027 (the “Fee Waiver”), unless sooner terminated by (a) the vote of a majority of our Independent Directors and (b) by a vote of a majority of our Board of Directors, or of a majority of our outstanding voting securities, as defined in the Investment Company Act. Notwithstanding the foregoing, the Investment Adviser has contractually agreed that the waiver of the management fee and the incentive fee may not be modified or terminated unless approved by a vote of a majority of our voting securities, as defined in the Investment Company Act. Amounts waived pursuant to the Fee Waiver will not be subject to any right of future recoupment in favor of the Investment Adviser.

For the three and six months ended June 30, 2026, the Company recognized $0.8 million and $1.6 million, respectively, of management fees, and $0.8 million and $1.6 million, respectively, of incentive fees before the impact of waived fees. For the three and six months ended June 30, 2026, $0.8 million and $1.6 million, respectively, of management fees were waived, and $0.8 million and $1.6 million, respectively, of incentive fees were waived. For the three and six months ended June 30, 2025, the Company recognized $0.5 million and $1.1 million, respectively, of management fees, and $0.5 million and $1.0 million, respectively, of incentive fees before the impact of waived fees. For the three and six months ended June 30, 2025, $0.5 million and $1.1 million, respectively, of management fees were waived, and $0.5 million and $1.0 million, respectively, of incentive fees were waived.

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

Due to Affiliates

In the normal course of business, certain of the Company’s expenses may be paid by an affiliate. These expenses are reimbursable by the Company to the affiliate. As of June 30, 2026 and December 31, 2025, expenses reimbursable to affiliates were $0.1 million and $0.1 million, respectively. Amounts reimbursable to affiliates are recorded in Accrued expenses and other liabilities in our Consolidated Statements of Assets and Liabilities.

Note 4. Investments

The composition of the Company’s investment portfolio at cost and fair value as of June 30, 2026 was as follows (in thousands):

	Amortized Cost	% of Total Investments at Amortized Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt (1)	$599,562	99.2%	$598,959	99.7%
Common Stock	3,694	0.6%	492	0.1%
Preferred Stock	233	0.1%	231	0.1%
L.P. Interest	160	0.1%	218	0.1%
Total	$603,649	100.0%	$599,900	100.0%
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

The industry composition of investments as of June 30, 2026 at amortized cost and fair value was as follows (in thousands):

	June 30, 2026
	Investments at Amortized Cost	% of Investments at Amortized Cost	Investments at Fair Value	% of Investments at Fair Value
Software	$103,640	17.2%	$102,787	17.1%
Professional Services	67,038	11.1%	67,428	11.2%
Diversified Consumer Services	46,260	7.7%	45,568	7.6%
Health Care Providers & Services	44,983	7.5%	43,874	7.3%
Insurance	43,300	7.2%	43,515	7.3%
Commercial Services & Supplies	42,411	7.0%	42,687	7.1%
IT Services	31,970	5.3%	32,020	5.3%
Health Care Technology	30,717	5.1%	30,746	5.1%
Trading Companies & Distributors	27,501	4.6%	27,691	4.6%
Life Sciences Tools & Services	27,260	4.5%	27,396	4.6%
Media	21,317	3.5%	21,367	3.6%
Electrical Equipment	18,615	3.1%	18,691	3.1%
Aerospace & Defense	18,190	3.0%	18,323	3.1%
Health Care Equipment & Supplies	17,038	2.8%	17,270	2.9%
Financial Services	15,269	2.5%	15,299	2.6%
Air Freight & Logistics	13,297	2.2%	10,253	1.7%
Electronic Equipment, Instruments & Components	10,329	1.7%	10,330	1.7%
Chemicals	6,085	1.0%	6,269	1.0%
Machinery	5,914	1.0%	5,925	1.0%
Real Estate Management & Development	5,106	0.8%	4,996	0.8%
Hotels, Restaurants & Leisure	5,079	0.8%	5,122	0.9%
Food Products	1,249	0.2%	1,267	0.2%
Pharmaceuticals, Biotechnology & Life Sciences	1,081	0.2%	1,076	0.2%
Total	$603,649	100.0%	$599,900	100.0%

The industry composition of investments as of December 31, 2025 at amortized cost and fair value was as follows (in thousands):

	December 31, 2025
	Investments at Amortized Cost	% of Investments at Amortized Cost	Investments at Fair Value	% of Investments at Fair Value
Software	$90,921	16.6%	$90,796	16.6%
Professional Services	55,219	10.1%	55,764	10.2%
Health Care Providers & Services	44,102	8.1%	43,688	8.0%
Commercial Services & Supplies	43,779	8.0%	43,981	8.1%
Insurance	41,577	7.6%	41,832	7.7%
Diversified Consumer Services	34,193	6.3%	34,210	6.3%
IT Services	28,742	5.3%	29,028	5.3%
Health Care Technology	28,164	5.1%	28,303	5.2%
Life Sciences Tools & Services	27,181	5.0%	27,193	5.0%
Trading Companies & Distributors	27,117	5.0%	27,340	5.0%
Aerospace & Defense	21,412	3.9%	21,500	3.9%
Health Care Equipment & Supplies	16,992	3.1%	17,240	3.2%
Media	15,181	2.8%	15,232	2.8%
Air Freight & Logistics	13,169	2.4%	10,322	1.9%
Electrical Equipment	12,621	2.3%	12,696	2.3%
Financial Services	11,631	2.1%	11,659	2.1%
Electronic Equipment, Instruments & Components	10,293	1.9%	10,413	1.9%
Chemicals	6,085	1.1%	6,267	1.2%
Machinery	5,911	1.1%	5,925	1.1%
Real Estate Management & Development	5,129	0.9%	5,140	0.9%
Hotels, Restaurants & Leisure	4,831	0.9%	4,864	0.9%
Food Products	1,240	0.2%	1,259	0.2%
Pharmaceuticals, Biotechnology & Life Sciences	1,070	0.2%	1,075	0.2%
Total	$546,560	100.0%	$545,727	100.0%

The geographic composition of investments as of June 30, 2026 at cost and fair value was as follows (in thousands):

	June 30, 2026
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$600,721	$596,961	99.5%	230.0%
United Kingdom	2,850	2,860	0.4%	1.1%
Canada	78	79	0.1%	0.1%
Total	$603,649	$599,900	100.0%	231.2%

The geographic composition of investments as of December 31, 2025 at cost and fair value was as follows (in thousands):

	December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$543,629	$542,796	99.4%	233.9%
United Kingdom	2,852	2,851	0.5%	1.2%
Canada	79	80	0.1%	0.1%
Total	$546,560	$545,727	100.0%	235.2%

As of June 30, 2026 and December 31, 2025, there were no investments in the portfolio on non-accrual status.

As of June 30, 2026 and December 31, 2025, on a fair value basis, 99.9% and 99.9% of debt investments, respectively, bore interest at a variable rate that may be determined by reference to either the SOFR or an alternative base rate.

Note 5. Fair Value Measurements

The following table presents the fair value of investments as of June 30, 2026, disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820 (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First Lien Debt (1)	$—	$—	$598,959	$598,959
Common Stock	—	—	492	492
Preferred Stock	—	—	231	231
L.P. Interest	—	—	218	218
Total	$—	$—	$599,900	$599,900
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

The following tables present change for the three and six months ended June 30, 2026 in the fair value of investments for which Level 3 inputs were used to determine fair value (in thousands):

	Three months ended June 30, 2026
	First Lien Debt	Preferred Stock	Common Stock	L.P. Interest	Total
Fair value, beginning of period	$590,669	$332	$609	$200	$591,810
Purchases of investments	25,699	—	—	—	25,699
Proceeds from principal repayments and sales of investments	(16,487)	(106)	—	—	(16,593)
Accretion of discount/amortization of premium	291	—	—	—	291
Payment-in-kind interest and fees capitalized	470	15	—	—	485
Net realized gain (loss) on investments	140	2	—	—	142
Net change in unrealized appreciation (depreciation)	(1,823)	(12)	(117)	18	(1,934)
Fair value, end of period	$598,959	$231	$492	$218	$599,900
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of June 30, 2026	$(1,780)	$(12)	$(117)	$18	$(1,891)

	Six months ended June 30, 2026
	First Lien Debt	Preferred Stock	Common Stock	L.P. Interest	Total
Fair value, beginning of period	$544,503	$328	$699	$197	$545,727
Purchases of investments	81,562	—	—	—	81,562
Proceeds from principal repayments and sales of investments	(26,071)	(106)	—	—	(26,177)
Accretion of discount/amortization of premium	586	—	—	—	586
Payment-in-kind interest and fees capitalized	897	15	—	—	912
Net realized gain (loss) on investments	204	2	—	—	206
Net change in unrealized appreciation (depreciation)	(2,722)	(8)	(207)	21	(2,916)
Fair value, end of period	$598,959	$231	$492	$218	$599,900
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of June 30, 2026	$(2,639)	$(8)	$(207)	$21	$(2,833)

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

Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three and six months ended June 30, 2026 and 2025, there were no transfers into or out of Level 3.

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of June 30, 2026 and December 31, 2025. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	June 30, 2026
				Range
	Fair Value (in thousands)	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in First Lien Debt	$598,959	Yield analysis	Discount rate	6.2%	16.4%	8.9%
Investments in Common Stock	492	Market approach	Transaction multiples	12.2x	12.2x	12.2x
		Market approach	Market comparables	12.4x	12.4x	12.4x
		Discounted cash flows	Discount rate	15.7%	15.7%	15.7%
Investments in Preferred Stock	231	Yield analysis	Discount rate	9.1%	9.1%	9.1%
Investments in L.P. Interest	218	Market approach	Transaction multiples	14.9x	14.9x	14.9x
		Market approach	Market comparables	16.4x	16.4x	16.4x
		Discounted cash flows	Discount rate	14.5%	14.5%	14.5%
	$599,900
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

Note 6. Debt

In accordance with the Investment Company Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 150% after such borrowing. As of June 30, 2026 and December 31, 2025, the Company’s asset coverage was 173.2% and 169.8%, respectively.

The Company’s outstanding debt obligations as of June 30, 2026 were as follows (in thousands):

	June 30, 2026
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Fair Value (1)	Unused Portion (2)	Amount Available (3)
Senior Secured Credit Facility	$400,000	$338,948	$338,948	$336,406	$61,052	$24,770
Revolving Credit Facility	25,000	15,300	15,300	15,300	9,700	9,700
Total Debt Obligations	$425,000	$354,248	$354,248	$351,706	$70,752	$34,470

(1)
The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of June 30, 2026.
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

The following table summarizes the average and maximum debt outstanding, and the interest and deferred financing costs for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Average debt outstanding	$355,662	$227,346	$352,499	$206,065
Maximum amount of debt outstanding	$361,563	$278,032	$378,063	$278,032

Weighted average annualized interest cost (1)	6.54%	7.22%	6.54%	7.29%
Annualized amortized deferred financing costs	0.26%	0.39%	0.31%	0.33%
Total annualized interest cost	6.80%	7.61%	6.85%	7.62%

Weighted average SOFR rate	3.67%	4.29%	3.67%	4.29%

(1)
Includes the stated interest expense and commitment fees on the unused portion of the Senior Secured Credit Facility and Revolving Credit Facility. Commitment fees for the three and six months ended June 30, 2026 were $0.1 million and $0.3 million, respectively. Commitment fees for the three and six months ended June 30, 2025 were $0.3 million and $0.5 million, respectively.

The components of interest expense for the three and six months ended June 30, 2026 and 2025 were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Borrowing interest expense	$5,268	$3,693	$10,341	$6,706
Facility undrawn and unused fees	140	304	314	540
Amortization of deferred financing costs	291	389	701	588
Total interest expense	$5,699	$4,386	$11,356	$7,834

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

The Senior Secured Credit Facility is secured by all of the SPV’s assets. The SPV’s assets and liabilities are not available to satisfy debts and obligations of Senior Credit Investments, LLC. Assets and liabilities of the SPV as of June 30, 2026 and December 31, 2025 are as follows (in thousands):

	June 30, 2026	December 31, 2025
Assets
Investments at fair value	$573,704	$526,367
Restricted cash	11,912	14,285
Interest receivable	2,954	2,362
Deferred financing costs	3,238	3,706
Prepaid expenses and other assets	112	39
Total assets	$591,920	$546,759
Liabilities
Debt	$338,948	$293,279
Interest payable	4,993	4,265
Accrued expenses and other liabilities	37	40
Total liabilities	$343,978	$297,584

Both the SPV and the Company have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. As of June 30, 2026 and December 31, 2025, the Company was in compliance with all covenants and other requirements of the Senior Secured Credit Facility.

Revolving Credit Facility

On March 20, 2026, the Company entered into a first amendment to the credit agreement (the “Revolving Credit Facility”), which amends the credit agreement, dated as of March 21, 2025, by and among the Company, as borrower, and Sumitomo Mitsui Trust Bank, Limited, New York Branch, as the administrative agent, arranger and lender.

The Revolving Credit Facility provides for borrowings in U.S. dollars in an initial aggregate amount of up to $50 million and decreased to $25 million on June 30, 2026.

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

The Company made certain representations and warranties and must comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. As of June 30, 2026, the Company was in compliance with all covenants and other requirements of the Revolving Credit Facility.

Note 7. Member’s Capital

Under the terms of our limited liability agreement, the Company is authorized to issue up to 1,000,000,000 common units.

The following tables summarize the total common units issued and proceeds received for the three and six months ended June 30, 2026 and 2025 (in thousands, except unit amounts):

	Three months ended June 30, 2026		Six months ended June 30, 2026
	Units	Amount	Units	Amount
Proceeds from units sold	—	$—	16,877	$30,000
Total	—	$—	16,877	$30,000

	Three months ended June 30, 2025		Six months ended June 30, 2025
	Units	Amount	Units	Amount
Proceeds from units sold	—	$—	12,359	$22,500
Total	—	$—	12,359	$22,500

Net Asset Value per Unit and Offering Price

The Company determines NAV for its units as of the last day of each calendar month. Units are issued at an offering price equivalent to the most recent NAV per unit available, which will be the prior calendar day NAV per unit. The following tables summarize each month-end NAV per unit during the six months ended June 30, 2026 and 2025:

For the Month Ended	NAV Per Unit
January 31, 2026	$1,788.50
February 28, 2026	$1,788.40
March 31, 2026	$1,780.57
April 30, 2026	$1,780.27
May 31, 2026	$1,773.99
June 30, 2026	$1,769.49

For the Month Ended	NAV Per Unit
January 31, 2025	$1,808.00
February 28, 2025	$1,807.74
March 31, 2025	$1,803.92
April 30, 2025	$1,801.50
May 31, 2025	$1,794.83
June 30, 2025	$1,797.80

Distributions

The Board authorizes and declares distribution amounts per unit. The following tables present distributions that were declared during the three and six months ended June 30, 2026 and 2025 (in thousands, except per unit data):

Declaration Date	Record Date	Payment Date	Per Unit	Amount
January 29, 2026	January 30, 2026	February 17, 2026	$16.4127	$2,130
February 27, 2026	February 27, 2026	March 16, 2026	17.0735	2,215
March 26, 2026	March 26, 2026	April 16, 2026	17.2060	2,233
April 24, 2026	April 30, 2026	May 18, 2026	16.7252	2,453
May 29, 2026	May 29, 2026	June 18, 2026	17.0106	2,494
June 29, 2026	June 29, 2026	July 20, 2026	16.7099	2,450
			$101.1379	$13,975

Declaration Date	Record Date	Payment Date	Per Unit	Amount
January 30, 2025	January 31, 2025	February 21, 2025	$16.8030	$1,571
February 26, 2025	February 28, 2025	March 17, 2025	15.9745	1,559
March 27, 2025	March 27, 2025	April 15, 2025	15.9830	1,560
April 29, 2025	April 30, 2025	May 15, 2025	14.5059	1,416
May 29, 2025	May 30, 2025	June 16, 2025	16.8030	1,640
June 24, 2025	June 26, 2025	July 15, 2025	14.8487	1,449
			$94.9181	$9,195

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

Note 8. Net Increase in Net Assets Per Unit

The following sets forth the computation of basic and diluted earnings per unit for the three and six months ended June 30, 2026 and 2025 (in thousands, except unit and per unit data):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net increase in member's capital resulting from operations	$5,772	$3,909	$11,437	$7,843
Weighted average units outstanding	146,634	97,607	138,708	95,375
Net increase in member's capital per unit resulting from operations - basic and diluted	$39.36	$40.05	$82.45	$82.23

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

The Company has commitments to fund various revolving and first lien senior secured delayed draw term loans. As of June 30, 2026 and December 31, 2025, the total unfunded commitments were $87.5 million and $111.2 million, respectively.

The Company has entered into an equity commitment letter with the SPV, in connection with the Company’s Senior Secured Credit Facility. See Note 6 to the consolidated financial statements for additional information.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2026, management is not aware of any pending or threatened material litigation.

Note 10. Financial Highlights

The following are the financial highlights for the six months ended June 30, 2026 and 2025 (in thousands, except unit and per unit data):

	Six months ended June 30,
	2026	2025
Per Unit Data:
Net asset value at beginning of period	$1,787.98	$1,810.37
Results of operations:
Net investment income (1)	101.99	96.31
Net realized gains (losses) and unrealized appreciation (depreciation) (2)	(19.34)	(13.96)
Net increase (decrease) in member’s capital resulting from operations	82.65	82.35
Distributions declared (3)
Distributions from net investment income	(101.14)	(94.92)
Net (decrease) in member’s capital resulting from distributions	(101.14)	(94.92)
Net asset value at end of period	$1,769.49	$1,797.80

Total return based on net asset value (4)	4.7%	4.6%
Units outstanding, end of period	146,634	97,607
Weighted average units outstanding	138,708	95,375

Ratio/Supplemental Data:
Member’s capital at end of period	$259,467	$175,479
Annualized ratio of net expenses to average member’s capital (5)	10.0%	10.2%
Annualized ratio of net expenses before voluntary waivers to average member’s capital (5)(6)	12.5%	12.6%
Annualized ratio of net investment income to average member’s capital (5)	11.4%	10.6%
Portfolio turnover rate (7)	3.9%	3.8%
Asset coverage ratio, end of period	173.2%	167.2%

Capital Commitments Data:
Capital commitments, end of period	$300,000	$300,000
Funded capital commitments, end of period	$265,998	$178,498
% of capital commitments funded	88.7%	59.5%

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
(7)
The turnover rate is derived by dividing the lesser of cash paid for purchases of new investments or proceeds received for investments fully repaid during the period by the average fair value of investments during the period.

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

July 2026 Distributions

On July 31, 2026, the Company’s Board of Directors declared a distribution of $17.1161 per unit, which is payable on August 18, 2026 to unitholders of record as of the close of business on July 31, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with “Item 1. Consolidated Financial Statements.” This discussion contains forward-looking statements, which relate to future events, our future performance or financial condition and involves numerous risks, uncertainties and other factors outside of our control including, but not limited to, those set forth in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”) and Part II, Item 1A of this report and elsewhere in this report. Actual results could differ materially from those implied or expressed in any forward-looking statements.

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

The following factors are among those that may cause actual results to differ materially from our forward-looking statements in this report:

•
changes in economic, industry, or political conditions, the interest rate environment or conditions affecting the financial and capital markets, including the effects of inflation, trade policies, government regulation and artificial intelligence (“AI”);
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

We assess the risks and opportunities of our prospective and existing investments, including those related to AI. During the evaluation of investments, we assess our borrower’s AI-implementation plans. Nevertheless, companies that are slower to adapt could face material disruption or shifting customer expectations. Please also see the discussion under “Risk Factors – The development and use of artificial intelligence present risks and challenges that could adversely impact our business, financial condition, and results of operations” and “Artificial Intelligence and Machine Learning Developments may adversely affect our business” in Part I, Item 1A in the 2025 Form 10-K.

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

Portfolio and Investment Activity

Our portfolio and investment activity during the three and six months ended June 30, 2026 and 2025 is presented below (information at amortized cost unless otherwise indicated) (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Total investments, beginning of period	$593,625	$353,679	$546,560	$316,371
New investments purchased	25,699	72,932	81,562	120,993
Net accretion of discount on investments	291	232	586	471
Payment-in-kind interest and fees capitalized	485	99	912	264
Net realized gain (loss) on investments	142	36	206	224
Investments repaid	(16,593)	(4,831)	(26,177)	(16,176)
Total investments, end of period	$603,649	$422,147	$603,649	$422,147

Portfolio Companies at beginning of period	103	58	96	50
Number of new Portfolio Companies	2	14	10	24
Number of exited Portfolio Companies	(1)	(1)	(2)	(3)
Portfolio Companies at end of period	104	71	104	71

Our portfolio composition and weighted average yields as of June 30, 2026 and December 31, 2025 was as follows (dollars in millions):

	June 30, 2026	December 31, 2025
Weighted average yield on debt investments, at amortized cost (1)	9.0%	9.1%
Weighted average yield on debt investments, at fair value (1)	9.0%	9.1%
Weighted average EBITDA (2)	$244	$228
Weighted average loan-to-value (“LTV”) (3)	39%	39%
Percentage of first lien secured debt portfolio investments, at fair value	99.8%	99.7%
Percentage of debt investments bearing a floating rate, at fair value	99.9%	99.9%

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

As of June 30, 2026 and December 31, 2025, there were no investments on non-accrual status.

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

Our critical accounting estimates should be read in conjunction with our risk factors described in “Item 1A. Risk Factors” of our 2025 Form 10-K and as described in Note 2 of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

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

Results of Operations

Operating results for the three and six months ended June 30, 2026 and 2025 was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Total investment income	$13,798	$9,652	$26,620	$18,217
Net expenses	6,234	4,949	12,473	9,031
Net investment income	7,564	4,703	14,147	9,186
Net realized gain (loss)	142	36	206	224
Net change in unrealized appreciation (depreciation)	(1,934)	(830)	(2,916)	(1,567)
Net increase in member’s capital resulting from operations	$5,772	$3,909	$11,437	$7,843

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

Investment Income

Investment income was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Interest income	$13,074	$9,343	$25,260	$17,450
Payment-in-kind interest income	480	71	908	255
Other income	244	238	452	512
Total investment income	$13,798	$9,652	$26,620	$18,217

For the three months ended June 30, 2026 and 2025, total investment income was $13.8 million and $9.7 million, respectively, and for the six months ended June 30, 2026 and 2025, total investment income was $26.6 million and $18.2 million, respectively, all primarily driven by our deployment of capital and the increased balance of our investments. The size of our investment portfolio at fair value increased to $599.9 million at June 30, 2026 from $422.8 million at June 30, 2025.

Expenses

Expenses were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Interest and other financing expenses	$5,699	$4,386	$11,356	$7,834
Management fees	811	548	1,571	1,057
Income-based incentive fees	844	519	1,572	1,016
Other general and administrative expenses	535	563	1,117	1,197
Total expenses before Fee Waiver	7,889	6,016	15,616	11,104
Management fees waived	(811)	(548)	(1,571)	(1,057)
Incentive fees waived	(844)	(519)	(1,572)	(1,016)
Net expenses	$6,234	$4,949	$12,473	$9,031

For the three months ended June 30, 2026 and 2025, net expenses were $6.2 million and $4.9 million, respectively, and for the six months ended June 30, 2026 and 2025, net expenses were $12.5 million and $9.0 million, respectively, all primarily attributable to interest and other financing expenses partially offset by the Fee Waivers from our Investment Adviser.

Interest and other financing expenses

For the three months ended June 30, 2026 and 2025, total interest expense (including unused fees and amortization of deferred financing costs) of $5.7 million and $4.4 million, respectively was driven by $355.7 million and $227.3 million, respectively, of average debt outstanding. For the six months ended June 30, 2026 and 2025, total interest expense (including unused fees and amortization of deferred financing costs) of $11.4 million and $7.8 million, respectively was driven by $352.5 million and $206.1 million, respectively, of average debt outstanding.

Management fees

For the three months ended June 30, 2026 and 2025, management fees were $0.8 million and $0.5 million, respectively. For the six months ended June 30, 2026 and 2025, management fees were $1.6 million and $1.1 million, respectively. Management fees are incurred at annual rate of 1.25% of the average value of our net assets at the end of the most recently completed calendar quarter. The Investment Adviser agreed to waive the management fees through May 31, 2027, which resulted in a waiver of $0.8 million and $0.5 million, respectively, for the three months ended June 30, 2026 and 2025 and $1.6 million and $1.1 million, respectively, for the six months ended June 30, 2026 and 2025.

Incentive fees

For the three months ended June 30, 2026 and 2025, total incentive fees were $0.8 million and $0.5 million, respectively. For the six months ended June 30, 2026 and 2025, total incentive fees were $1.6 million and $1.0 million, respectively. The Investment Adviser agreed to waive the incentive fee through May 31, 2027, which resulted in a waiver of $0.8 million and $0.5 million, respectively, for the three months ended June 30, 2026 and 2025 and $1.6 million and $1.0 million, respectively for the six months ended June 30, 2026 and 2025.

Net Realized Gain (Loss)

For the three and six months ended June 30, 2026, we had $0.1 million and $0.2 million of realized gains (losses) on investments. For the three and six months ended June 30, 2025, we had $0.0 million and $0.2 million of realized gains (losses) on investments.

Net Unrealized Appreciation (Depreciation)

Net unrealized appreciation (depreciation) was comprised of the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Non-controlled/non-affiliated investments
Net unrealized appreciation (depreciation)	$(1,934)	$(830)	$(2,916)	$(1,567)

For the three months ended June 30, 2026 and 2025, we recognized gross unrealized appreciation on investments of $0.8 million and $0.9 million, respectively, and gross unrealized depreciation on investments of $2.7 million and $1.8 million, respectively, resulting in net change in unrealized appreciation (depreciation) of $(1.9) million and $(0.8) million, respectively, on investments. For the six months ended June 30, 2026 and 2025, we recognized gross unrealized appreciation on investments of $0.9 million and $1.1 million, respectively, and gross unrealized depreciation on investments of $3.8 million and $2.7 million, respectively, resulting in net change in unrealized appreciation (depreciation) of $(2.9) million and $(1.6) million, respectively, on investments.

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

As of June 30, 2026, we had one Senior Secured Credit Facility outstanding with a maximum available amount of $400 million and a Revolving Credit Facility with an aggregate available amount of $25.0 million. We may enter into additional credit facilities, increase the size of our existing credit facilities or issue additional debt securities, including debt securitizations and unsecured debt. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the Investment Company Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness is at least 150%.

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

Debt

As of June 30, 2026, we had an aggregate principal amount of $354.2 million of debt outstanding under the credit facilities. The Senior Secured Credit Facility matures on December 7, 2029, unless there is an earlier termination or an acceleration following an event of default. Availability under the

Revolving Credit Facility will terminate on the earlier of September 30, 2026, which may be extended for up to two additional one-year periods, subject to the consent of the administrative agent and extending lender, and the date of termination of the revolving commitments thereunder.

See Note 6 to the consolidated financial statements for information on the Company’s debt.

Member’s Capital

See Note 7 to the consolidated financial statements for information on the Company’s common units and related capital activities.

Distributions

The Board authorizes and declares distribution amounts per unit. The following tables present distributions that were declared during the three and six months ended June 30, 2026 and 2025 (in thousands, except per unit data):

Declaration Date	Record Date	Payment Date	Per Unit	Amount
January 29, 2026	January 30, 2026	February 17, 2026	$16.4127	$2,130
February 27, 2026	February 27, 2026	March 16, 2026	17.0735	2,215
March 26, 2026	March 26, 2026	April 16, 2026	17.2060	2,233
April 24, 2026	April 30, 2026	May 18, 2026	16.7252	2,453
May 29, 2026	May 29, 2026	June 18, 2026	17.0106	2,494
June 29, 2026	June 29, 2026	July 20, 2026	16.7099	2,450
			$101.1379	$13,975

Declaration Date	Record Date	Payment Date	Per Unit	Amount
January 30, 2025	January 31, 2025	February 21, 2025	$16.8030	$1,571
February 26, 2025	February 28, 2025	March 17, 2025	15.9745	1,559
March 27, 2025	March 27, 2025	April 15, 2025	15.9830	1,560
April 29, 2025	April 30, 2025	May 15, 2025	14.5059	1,416
May 29, 2025	May 30, 2025	June 16, 2025	16.8030	1,640
June 24, 2025	June 26, 2025	July 15, 2025	14.8487	1,449
			$94.9181	$9,195

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

The following tables summarize the total common units issued and proceeds received for the three and six months ended June 30, 2026 (in thousands, except unit amounts):

	Three months ended June 30, 2026		Six months ended June 30, 2026
	Units	Amount	Units	Amount
Proceeds from units sold	—	$—	16,877	$30,000
Total	—	$—	16,877	$30,000

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

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of June 30, 2026, management is not aware of any pending or threatened litigation.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio. Uncertainty with respect to the imposition of tariffs on and trade disputes with certain countries, the fluctuations in global interest rates, the ongoing war between Russia and Ukraine, the conflicts in the Middle East and concerns over future increases in inflation or adverse investor sentiment generally, introduced significant volatility in the financial markets, and the effects of this volatility could materially impact our market risks, including those listed below. For additional information concerning potential impact on our business and our operating results, see “Item 1A. Risk Factors” of our 2025 Form 10-K.

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

As of June 30, 2026, on a fair value basis, 99.9% of our debt portfolio investments bore interest at variable rates and typically have durations of one to six months after which they reset to current market interest rates, and substantially all are subject to certain floors. Our Senior Secured Credit Facility bears interest at a Term SOFR or a Base Rate, in each case plus an applicable margin equal to 2.15% for borrowings that reference Term SOFR and 1.15% for borrowings that reference the Base Rate. Our Revolving Credit Facility bears interest at a Term SOFR or a Base Rate, in each case plus an applicable margin equal to 2.15% for borrowings that reference Term SOFR and 1.15% for borrowings that reference the Alternate Base Rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

The following table shows the estimated annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio and outstanding debt as of June 30, 2026, assuming no changes in our investment and borrowing structure (in thousands):

Basis Point Change	Interest Income	Interest Expense	Net Income
Up 200 basis points	$12,092	$(7,085)	$5,007
Up 100 basis points	6,046	(3,542)	2,504
Up 50 basis points	3,023	(1,771)	1,252
Down 50 basis points	(3,023)	1,771	(1,252)
Down 100 basis points	(6,046)	3,542	(2,504)
Down 200 basis points	(12,092)	7,085	(5,007)

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

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2026, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

(b) Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material pending legal proceedings. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under loans to or other contracts with our Portfolio Companies.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, and the risk factor set forth below, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2025 Form 10-K, which could materially affect our business, financial condition and/or operating results. Except as set forth below, there are no material changes to our risk factors, as disclosed in our 2025 Form 10-K. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

We may be subject to risks associated with our investments in the software industry.

The revenue, income (or losses) and valuations of software and other technology-related companies, including companies focused on the development of artificial intelligence, may fluctuate materially. While the continued investment in software businesses may present opportunities, it may also lead to significant declines in valuation for certain companies, particularly in the event of substantial revenue or profitability declines.

Any demand shifts that negatively affect the long-term fundamentals of these companies, or a market correction that negatively impacts fair market value, could result in substantial losses for our investments in the software industry. This risk is heightened in an environment where market sentiment and investor enthusiasm for artificial intelligence-driven innovation may outpace actual business performance of certain software and other technology-related companies, potentially creating valuation bubbles that could burst with broader economic or market shifts.

In addition, because of rapid technological change, the average selling prices of software products have historically decreased over their productive lives. As a result, the average selling prices of software offered by our portfolio companies may decrease over time, which could adversely affect their operating results and, correspondingly, the value of any securities that we may hold. Additionally, companies operating in the software industry are subject to vigorous competition (including competition with AI technology), changing technology, changing client and end-consumer needs, evolving industry standards and frequent introductions of new products and services. Our portfolio companies in the software industry could compete with companies that are larger and could be engaged in a greater range of businesses or have greater financial, technical, sales or other resources. Portfolio companies could lose market share if competitors introduce or acquire new products that compete with their software and related services or add new features to existing products. Investments with software companies comprise a material portion of our portfolio. Any deterioration in the results of our portfolio companies due to competition or otherwise could, in turn, increase liquidity and redemption risk and materially adversely affect our business, financial condition and results of operations. Risk dynamics are monitored as part of our ongoing portfolio surveillance processes.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

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

Senior Credit Investments, LLC

Date: August 11, 2026	By:	/s/ Jason Kennedy
Jason Kennedy
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 11, 2026	By:	/s/ Ryan Schindele
Ryan Schindele
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)