Form 10-Q
period 2026-09-30
Senior Credit Investments, LLC
filed 2026-11-13
CIK 1959568

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 3, 2026, the registrant had 146,634 common units outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Statements of Assets and Liabilities

(In thousands, except for unit and per unit data)

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (amortized cost of $603,387 and $546,560, at September 30, 2026 and December 31, 2025, respectively)	$598,977	$545,727
Cash and cash equivalents	3,146	4,894
Restricted cash	13,574	14,285
Interest receivable	2,485	2,536
Deferred financing costs	3,104	3,876
Prepaid expenses and other assets	86	314
Total assets	$621,372	$571,632
Liabilities
Debt	$354,192	$332,579
Distributions payable	2,302	1,985
Interest payable	5,094	4,508
Due to Investment Adviser	13	—
Accrued expenses and other liabilities	532	555
Total liabilities	$362,133	$339,627
Commitments and contingencies (Note 9)
Member’s Capital
Common units (146,634 and 129,757 units issued and outstanding, at September 30, 2026 and December 31, 2025, respectively)	$265,318	$235,318
Accumulated distributed earnings (losses)	(6,079)	(3,313)
Total member’s capital	$259,239	$232,005
Total liabilities and member’s capital	$621,372	$571,632

Net Asset Value Per Unit
Net assets	$259,239	$232,005
Common units outstanding (1,000,000,000 units authorized, at September 30, 2026 and December 31, 2025)	146,634	129,757
Net asset value per unit	$1,767.94	$1,787.98

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Statement of Operations (Unaudited)

(In thousands, except for unit and per unit data)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Investment Income
Non-controlled/non-affiliated investments
Interest income	$13,089	$10,904	$38,349	$28,354
Payment-in-kind interest income	518	220	1,426	475
Other income	162	257	614	769
Total investment income	13,769	11,381	40,389	29,598
Operating Expenses
Interest and other financing expenses	5,659	5,716	17,015	13,550
Management fees	817	603	2,388	1,660
Income-based incentive fees	836	563	2,408	1,579
Other general and administrative expenses	608	560	1,725	1,757
Total expenses before Fee Waiver	7,920	7,442	23,536	18,546
Management fees waived	(817)	(603)	(2,388)	(1,660)
Incentive fees waived	(836)	(563)	(2,408)	(1,579)
Net expenses	6,267	6,276	18,740	15,307
Net investment income	7,502	5,105	21,649	14,291
Net Realized Gain (Loss) and Change in Unrealized Appreciation (Depreciation)
Net realized gain (loss):
Non-controlled/non-affiliated investments	114	—	320	224
Net realized gain (loss)	114	—	320	224
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(661)	(977)	(3,577)	(2,544)
Net change in unrealized appreciation (depreciation)	(661)	(977)	(3,577)	(2,544)
Net realized gain (loss) and change in unrealized appreciation (depreciation)	(547)	(977)	(3,257)	(2,320)
Net Increase in Member’s Capital Resulting from Operations	$6,955	$4,128	$18,392	$11,971
Net Increase in Member's Capital Resulting from Operations - Basic and Diluted (Note 8)	$47.43	$42.12	$130.09	$124.36
Weighted Average Units Outstanding (Note 8)	146,634	98,002	141,379	96,261

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Statement of Changes in Member’s Capital (Unaudited)

(In thousands, except for unit and per unit data)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net Increase (Decrease) in Member’s Capital Resulting from Operations
Net investment income	$7,502	$5,105	$21,649	$14,291
Net realized gains (losses)	114	—	320	224
Net change in unrealized appreciation (depreciation)	(661)	(977)	(3,577)	(2,544)
Net increase in member’s capital resulting from operations	6,955	4,128	18,392	11,971

Distributions to Unitholders
Distributions declared	(7,182)	(4,848)	(21,158)	(14,043)
Net decrease in member’s capital resulting from distributions to unitholders	(7,182)	(4,848)	(21,158)	(14,043)

Capital Transactions
Issuance of common units	—	32,500	30,000	55,000
Net increase in member’s capital from common unit transactions	—	32,500	30,000	55,000

Member’s Capital
Total increase (decrease) in member’s capital during the period	(227)	31,780	27,234	52,928
Member’s capital, beginning of period	259,466	175,479	232,005	154,331
Member’s Capital at End of Period	$259,239	$207,259	$259,239	$207,259

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Statement of Cash Flows (Unaudited)

(In thousands, except for unit and per unit data)

	Nine months ended September 30,
	2026	2025
Operating Activities
Net increase in member’s capital resulting from operations	$18,392	$11,971
Adjustments to reconcile net increase in member’s capital resulting from operations to net cash used in operating activities:
Net realized (gains) losses on investments	(320)	(224)
Net change in unrealized (appreciation) depreciation on investments	3,577	2,544
Net accretion of discount and amortization of premium	(888)	(773)
Amortization of deferred financing costs	1,000	1,022
Payment-in-kind interest and fees capitalized	(1,389)	(445)
Purchase of investments	(93,011)	(192,777)
Proceeds from sale of investments and principal repayments	38,781	18,380
Changes in assets and liabilities:
Interest receivable	51	(535)
Prepaid expenses and other assets	228	169
Interest payable	586	1,892
Due to Investment Adviser	13	—
Accrued expenses and other liabilities	(35)	232
Net Cash Used in Operating Activities	(33,015)	(158,544)
Financing Activities
Borrowings on debt	134,000	200,300
Repayments on debt	(112,387)	(73,871)
Financing costs paid and deferred	(216)	(1,830)
Proceeds from issuance of common units	30,000	55,000
Distributions paid to unitholders	(20,841)	(14,277)
Net Cash Provided by Financing Activities	30,556	165,322
Cash and Cash Equivalents and Restricted Cash
Net increase (decrease) in cash and cash equivalents and restricted cash	(2,459)	6,778
Cash and cash equivalents and restricted cash, beginning of period	19,179	8,860
Cash and cash equivalents and restricted cash, end of period	$16,720	$15,638

Supplemental Disclosure and Non-Cash Information
Cash paid for interest	$15,430	$10,636
Distributions payable	2,302	1,660
Accrued but unpaid deferred financing costs	—	5

The following table presents cash and cash equivalents and restricted cash by category within the Consolidated Statements of Assets and Liabilities (in thousands):

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$3,146	$4,894
Restricted cash	13,574	14,285
Cash and cash equivalents and restricted cash	$16,720	$19,179

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except for unit and per unit data)

Portfolio Company (5)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Member’s Capital	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Aerospace & Defense
AA&D Midco, Inc. (fka GB Eagle Buyer, Inc.)	First Lien Term Loan	S + 4.25%	11/29/2030	$688	$682	$688		9
AA&D Midco, Inc. (fka GB Eagle Buyer, Inc.)	First Lien Revolver	S + 4.25%	11/29/2030	8	6	8		8,26
PPW Aero Buyer, Inc.	First Lien Term Loan	S + 5.00%	9/30/2031	909	901	909		9
PPW Aero Buyer, Inc.	First Lien Delayed Draw Term Loan	S + 5.00%	9/30/2031	623	607	623		9,26
PPW Aero Buyer, Inc.	First Lien Revolver	S + 5.00%	9/30/2031	64	63	64		9,26
Titan BW Borrower L.P.	First Lien Term Loan	S + 5.00% (includes 2.75% PIK)	7/26/2032	5,090	5,047	5,090		9
Titan BW Borrower L.P.	First Lien Delayed Draw Term Loan	S + 4.50%	7/26/2032	251	248	251		9,26
Titan BW Borrower L.P.	First Lien Revolver	S + 4.50%	7/26/2032	—	(1)	—		26
West Star Aviation Acquisition, LLC	First Lien Term Loan	S + 4.50%	5/20/2032	6,988	6,943	6,988		8
West Star Aviation Acquisition, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	5/20/2032	1,125	1,117	1,125		8,26
West Star Aviation Acquisition, LLC	First Lien Revolver	S + 4.50%	5/20/2032	37	36	37		8,26
Zenith AcquisitionCo, LLC	First Lien Term Loan	S + 4.50%	1/13/2033	2,777	2,764	2,777		9
Zenith AcquisitionCo, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	1/13/2033	64	61	64		9,26
Zenith AcquisitionCo, LLC	First Lien Revolver	S + 4.50%	1/13/2033	—	—	—		26
					18,474	18,624	7.2%
Air Freight & Logistics
Capstone Acquisition Holdings, Inc.	First Lien Term Loan	S + 4.50%	11/12/2029	4,582	4,526	4,582		8
Capstone Acquisition Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	11/12/2029	722	718	722		8
SEKO Global Logistics Network, LLC	First Lien Term Loan, Last-out	S + 7.00% PIK	5/27/2030	1,859	1,788	1,859		9
Zeppelin Holdco II, LP	First Lien Term Loan	S + 4.75%	8/2/2032	2,600	2,577	2,600		9
Zeppelin Holdco II, LP	First Lien Delayed Draw Term Loan	S + 4.75%	8/2/2032	—	(3)	—		26
Zeppelin Holdco II, LP	First Lien Revolver	S + 4.75%	8/2/2032	45	44	45		9,26
					9,650	9,808	3.8%
Chemicals
ASP Meteor Acquisition Co LLC	First Lien Term Loan	S + 5.75%	9/1/2029	1,425	1,387	1,421		9
ASP Meteor Acquisition Co LLC	First Lien Delayed Draw Term Loan	S + 5.75%	9/1/2029	1,256	1,223	1,253		9
Aurora Plastics, LLC	First Lien Term Loan	S + 4.75%	8/12/2030	2,616	2,532	2,603		8
Aurora Plastics, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	8/12/2030	629	596	626		8
Aurora Plastics, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	8/12/2030	—	—	(1)		26
					5,738	5,902	2.3%
Commercial Services & Supplies
Firebird Acquisition Corp, Inc	First Lien Term Loan	S + 5.00% (includes 2.75% PIK)	2/2/2032	4,365	4,348	4,365		9
Firebird Acquisition Corp, Inc	First Lien Delayed Draw Term Loan	S + 4.50%	2/2/2032	1,687	1,678	1,687		9,26
Firebird Acquisition Corp, Inc	First Lien Revolver	S + 4.50%	2/2/2032	—	(1)	—		26
Geo TopCo Corporation	First Lien Term Loan	S + 4.50%	10/15/2031	7,134	7,078	7,134		9
Geo TopCo Corporation	First Lien Delayed Draw Term Loan	S + 4.50%	10/15/2031	1,552	1,535	1,552		20,26
Geo TopCo Corporation	First Lien Revolver	S + 4.50%	10/15/2031	33	32	33		9,26
Hercules Borrower LLC	First Lien Term Loan	S + 4.75%	12/15/2028	1,386	1,376	1,382		9
Hercules Borrower LLC	First Lien Delayed Draw Term Loan	S + 4.75%	12/15/2028	—	(7)	(5)		26
NRO Holdings III Corp.	First Lien Term Loan	S + 5.25%	7/15/2031	186	184	185		10
NRO Holdings III Corp.	First Lien Delayed Draw Term Loan	S + 5.25%	7/15/2031	59	58	58		10
NRO Holdings III Corp.	First Lien Revolver	S + 5.25%	7/15/2030	9	9	9		9,26

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Schedule of Investments (Unaudited) - Continued

September 30, 2026

(In thousands, except for unit and per unit data)

Portfolio Company (5)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Member’s Capital	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Commercial Services & Supplies, continued
Pearl Acquisition Buyer, Inc.	First Lien Term Loan	S + 4.50%	12/31/2032	$6,310	$6,281	$6,310		9
Pearl Acquisition Buyer, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	12/31/2032	—	(4)	—		26
Pearl Acquisition Buyer, Inc.	First Lien Revolver	S + 4.50%	12/31/2032	43	43	43		9,26
Pike Corporation	First Lien Term Loan	S + 4.25%	12/20/2032	7,045	7,013	7,045		8
Pike Corporation	First Lien Delayed Draw Term Loan	S + 4.25%	12/20/2032	255	252	255		8,26
Pike Corporation	First Lien Revolver	S + 4.25%	12/20/2032	—	—	—		26
Polyphase Elevator Holding Co	First Lien Term Loan	S + 5.00%	11/24/2032	5,380	5,343	5,380		9
Polyphase Elevator Holding Co	First Lien Delayed Draw Term Loan	S + 5.00%	11/24/2032	647	642	647		9,26
Polyphase Elevator Holding Co	First Lien Revolver	S + 5.00%	11/24/2032	—	(1)	—		26
Populous Global II, LLC	First Lien Term Loan	S + 4.50%	4/12/2032	7,020	6,961	7,020		9
Populous Global II, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	4/12/2032	—	(1)	—		26
Populous Global II, LLC	First Lien Revolver	S + 4.50%	4/11/2031	—	(1)	—		26
					42,818	43,100	16.7%
Diversified Consumer Services
Any Hour LLC	First Lien Term Loan	S + 5.75% (includes 3.25% PIK)	5/23/2030	6,911	6,842	5,702		9,24
Any Hour LLC	First Lien Delayed Draw Term Loan	S + 5.75% (includes 3.25% PIK)	5/23/2030	196	193	161		9,24
Any Hour LLC	First Lien Revolver	S + 5.75% (includes 3.25% PIK)	5/23/2030	138	136	112		9,24,26
Apex Service Partners, LLC	First Lien Term Loan	S + 5.00%	10/24/2030	1,865	1,851	1,865		9
Apex Service Partners, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	10/24/2030	5,492	5,450	5,492		9
Apex Service Partners, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	10/24/2030	2,436	2,411	2,421		9,26
Barbri Holdings, Inc.	First Lien Term Loan	S + 4.75%	4/30/2030	7,935	7,906	7,935		9
KL Stockton Intermediate II, LLC	First Lien Term Loan	13.00% PIK	5/23/2031	401	397	100		24
Lido Purchaser, Inc.	First Lien Term Loan	S + 4.75%	4/4/2033	2,479	2,467	2,466		8
Lido Purchaser, Inc.	First Lien Delayed Draw Term Loan	S + 4.75%	4/4/2033	—	(2)	(4)		26
National Express Wash Parent Intermediate Holdco, LLC	First Lien Term Loan	S + 6.00% (includes 3.25% PIK)	7/16/2029	7,073	7,021	7,003		9
National Express Wash Parent Intermediate Holdco, LLC	First Lien Delayed Draw Term Loan	S + 6.00% (includes 3.25% PIK)	7/16/2029	1,120	1,120	1,109		9
National Express Wash Parent Intermediate Holdco, LLC	First Lien Delayed Draw Term Loan	S + 6.00% (includes 3.25% PIK)	7/16/2029	—	(6)	(13)		26
National Express Wash Parent Intermediate Holdco, LLC	First Lien Revolver	S + 5.50%	7/16/2029	34	33	32		9,26
PTSH Intermediate Holdings, LLC	First Lien Term Loan	S + 5.00%	1/10/2033	1,554	1,540	1,554		9
Redwood Services, LP	First Lien Term Loan	S + 4.75%	6/16/2032	3,069	3,043	3,046		9
Redwood Services, LP	First Lien Delayed Draw Term Loan	S + 4.75%	6/16/2032	688	681	681		9,26
Redwood Services, LP	First Lien Revolver	S + 4.75%	6/16/2032	—	(1)	(1)		26
Spotless Brands, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	7/25/2028	1,442	1,431	1,417		10,26
Wrench Group, LLC	First Lien Term Loan	S + 4.75%	9/3/2032	5,698	5,648	5,670		9
Wrench Group, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	9/3/2032	—	(3)	(4)		26
Wrench Group, LLC	First Lien Revolver	S + 4.75%	9/3/2031	—	(1)	(1)		26
					48,157	46,743	18.1%
Electrical Equipment
AMP Purchaser, LLC	First Lien Term Loan	S + 4.50%	4/1/2033	9,303	9,259	9,303		8
AMP Purchaser, LLC	First Lien Revolver	S + 4.50%	4/1/2033	—	—	—		26
Trystar, LLC	First Lien Term Loan	S + 4.25%	8/6/2031	4,753	4,717	4,753		9
Trystar, LLC	First Lien Term Loan	S + 4.25%	8/6/2031	2,023	2,008	2,023		9
Trystar, LLC	First Lien Term Loan	S + 4.25%	8/6/2031	57	57	57		9
Trystar, LLC	First Lien Delayed Draw Term Loan	S + 4.25%	8/6/2031	—	(1)	—		26
Trystar, LLC	First Lien Delayed Draw Term Loan	S + 4.25%	8/6/2031	2,556	2,536	2,556		9

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Schedule of Investments (Unaudited) - Continued

September 30, 2026

(In thousands, except for unit and per unit data)

Portfolio Company (5)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Member’s Capital	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Electrical Equipment, continued
Trystar, LLC	First Lien Revolver	S + 4.25%	8/6/2031	$—	$(1)	$—		26
Trystar, LLC	First Lien Revolver	S + 4.25%	8/6/2031	—	—	—		26
					18,575	18,692	7.2%
Financial Services
Arax Midco, LLC	First Lien Term Loan	S + 5.25%	3/24/2032	7,003	6,970	7,003		9
Arax Midco, LLC	First Lien Delayed Draw Term Loan	S + 5.25%	3/24/2032	—	(4)	—		26
Arax Midco, LLC	First Lien Revolver	S + 5.25%	3/24/2032	—	—	—		26
SitusAMC Holdings Corporation	First Lien Term Loan	S + 5.50%	5/14/2031	9,414	9,374	9,391		9
					16,340	16,394	6.3%
Food Products
Les Aliments Multibar Inc.	First Lien Term Loan	S + 5.75%	4/17/2031	79	79	79		9,21
Nellson Nutraceutical, LLC	First Lien Term Loan	S + 5.75%	4/17/2031	1,153	1,139	1,147		9
Nellson Nutraceutical, LLC	First Lien Delayed Draw Term Loan	S + 5.75%	4/17/2031	—	(1)	(1)		26
Nellson Nutraceutical, LLC	First Lien Revolver	P + 4.75%	4/17/2031	37	36	37		15,26
					1,253	1,262	0.5%
Health Care Equipment & Supplies
Perkinelmer U.S. LLC	First Lien Term Loan	S + 4.50%	3/13/2029	570	568	569		9
Perkinelmer U.S. LLC	First Lien Term Loan	S + 4.50%	3/13/2029	8,414	8,275	8,393		9
Perkinelmer U.S. LLC	First Lien Delayed Draw Term Loan	S + 4.50%	3/13/2029	366	363	361		9,26
Spruce Bidco II Inc.	First Lien Term Loan	C + 4.75%	1/30/2032	CAD 193	131	135		11
Spruce Bidco II Inc.	First Lien Term Loan	S + 4.75%	1/30/2032	7,977	7,879	7,977		9
Spruce Bidco II Inc.	First Lien Term Loan	T + 5.00%	1/30/2032	JPY 20,641	132	131		17
Spruce Bidco II Inc.	First Lien Revolver	S + 4.75%	1/30/2032	37	36	37		10,26
					17,384	17,603	6.8%
Health Care Providers & Services
AB Centers Acquisition Corporation	First Lien Term Loan	S + 5.25%	7/2/2031	7,736	7,649	7,736		8
AB Centers Acquisition Corporation	First Lien Term Loan	S + 5.25%	7/2/2031	1,126	1,122	1,126		8
AB Centers Acquisition Corporation	First Lien Delayed Draw Term Loan	S + 5.25%	7/2/2031	699	690	699		8
AB Centers Acquisition Corporation	First Lien Revolver	S + 5.25%	7/2/2031	—	(1)	—		26
Coding Solutions Acquisition, Inc.	First Lien Term Loan	S + 5.00%	8/7/2031	10,582	10,486	10,582		8
Coding Solutions Acquisition, Inc.	First Lien Delayed Draw Term Loan	S + 5.00%	8/7/2031	—	(1)	—		26
Coding Solutions Acquisition, Inc.	First Lien Revolver	S + 5.00%	8/7/2031	—	(2)	—		26
Petvet Care Centers, LLC	First Lien Term Loan	S + 6.00%	11/15/2030	9,482	9,352	8,225		8
Petvet Care Centers, LLC	First Lien Revolver	S + 6.00%	11/15/2029	61	59	41		8,26
PPV Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	S + 5.25%	8/31/2029	2,713	2,693	2,645		9
Quantum Health, Inc.	First Lien Term Loan	S + 4.75%	12/22/2027	4,468	4,445	4,446		9
RCP Nats Purchaser, LLC	First Lien Term Loan	S + 5.00%	3/19/2032	1,156	1,146	1,147		9
RCP Nats Purchaser, LLC	First Lien Term Loan	S + 5.00%	3/19/2032	346	343	343		9
RCP Nats Purchaser, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	3/19/2032	139	138	137		9,26
RCP Nats Purchaser, LLC	First Lien Revolver	S + 5.00%	3/19/2032	—	—	—		26
Solis Mammography Buyer, Inc.	First Lien Term Loan	S + 5.25% (includes 2.50% PIK)	5/31/2032	4,294	4,240	4,294		9
Solis Mammography Buyer, Inc.	First Lien Delayed Draw Term Loan	S + 5.00%	5/31/2032	—	(2)	—		26
Solis Mammography Buyer, Inc.	First Lien Revolver	S + 4.75%	5/29/2030	10	9	10		9,26

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Schedule of Investments (Unaudited) - Continued

September 30, 2026

(In thousands, except for unit and per unit data)

Portfolio Company (5)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Member’s Capital	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Health Care Providers & Services, continued
USHV Management, LLC	First Lien Term Loan	S + 5.00%	9/8/2032	$2,671	$2,648	$2,664		9
USHV Management, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	9/8/2032	—	(1)	—		26
USHV Management, LLC	First Lien Revolver	S + 5.00%	9/8/2031	—	(1)	—		26
					45,012	44,095	17.1%
Health Care Technology
AGS Health BCP Holdings, Inc	First Lien Term Loan	S + 4.25%	8/2/2032	2,583	2,577	2,583		9
AGS Health BCP Holdings, Inc	First Lien Delayed Draw Term Loan	S + 4.25%	8/2/2032	—	(1)	—		26
AGS Health BCP Holdings, Inc	First Lien Revolver	S + 4.25%	8/2/2032	—	—	—		26
AGS Health BCP LLC	First Lien Term Loan	S + 4.25%	8/2/2032	1,357	1,354	1,357		9
AGS Health BCP LLC	First Lien Delayed Draw Term Loan	S + 4.25%	8/2/2032	—	(1)	—		26
AGS Health BCP LLC	First Lien Revolver	S + 4.25%	8/2/2032	—	—	—		26
Brilliance Technologies, Inc.	First Lien Term Loan	S + 5.00% (includes 2.50% PIK)	3/11/2032	3,311	3,297	3,311		9
Brilliance Technologies, Inc.	First Lien Delayed Draw Term Loan	S + 5.00% (includes 2.50% PIK)	3/11/2032	5,297	5,275	5,297		9
Brilliance Technologies, Inc.	First Lien Revolver	S + 4.50%	3/11/2032	—	—	—		26
DeLorean Purchaser, Inc.	First Lien Term Loan	S + 4.50%	12/16/2031	6,890	6,807	6,787		9
DeLorean Purchaser, Inc.	First Lien Revolver	S + 4.50%	12/16/2031	—	(1)	(2)		26
Kona Buyer, LLC	First Lien Term Loan	S + 4.50%	7/23/2031	5,147	5,108	5,108		9
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	7/23/2031	302	300	300		9
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	7/23/2031	85	84	84		9
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	7/23/2031	1,827	1,819	1,814		9
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	7/23/2031	662	659	657		9
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	7/23/2031	—	(2)	(8)		26
Kona Buyer, LLC	First Lien Revolver	S + 4.50%	7/23/2031	24	23	23		9,26
VaxCare Intermediate II LLC	First Lien Term Loan	S + 4.25%	6/17/2032	3,406	3,377	3,406		9
VaxCare Intermediate II LLC	First Lien Revolver	S + 4.25%	6/17/2032	—	(1)	—		26
					30,674	30,717	11.8%
Hotels, Restaurants & Leisure
Cooper's Hawk Intermediate Holding, LLC	First Lien Term Loan	S + 5.50%	7/29/2031	5,106	5,041	5,106		9
Cooper's Hawk Intermediate Holding, LLC	First Lien Delayed Draw Term Loan	S + 5.50%	7/29/2031	—	(2)	—		26
Cooper's Hawk Intermediate Holding, LLC	First Lien Revolver	S + 5.50%	7/29/2031	48	47	48		8,26
					5,086	5,154	2.0%
Insurance
Galway Borrower LLC	First Lien Term Loan	S + 4.50%	9/29/2028	4,957	4,931	4,957		9
Galway Borrower LLC	First Lien Delayed Draw Term Loan	S + 4.50%	9/29/2028	1,726	1,716	1,726		9
Galway Borrower LLC	First Lien Delayed Draw Term Loan	S + 4.50%	9/29/2028	93	93	93		9
Galway Borrower LLC	First Lien Delayed Draw Term Loan	S + 4.50%	9/29/2028	949	936	949		9,26
Galway Borrower LLC	First Lien Revolver	S + 4.50%	9/29/2028	24	24	24		9,26
HIG Operations Holdings, Inc.	First Lien Term Loan	S + 4.50%	6/11/2031	8,561	8,446	8,540		8
HIG Operations Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	6/11/2031	1,539	1,532	1,536		8
HIG Operations Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	6/11/2031	30	30	30		8,26
Integrity Marketing Acquisition, LLC	First Lien Term Loan	S + 5.00%	8/25/2028	8,188	8,144	8,188		9
Integrity Marketing Acquisition, LLC	First Lien Revolver	S + 5.00%	8/25/2028	—	(1)	—		26
Koala Investment Holdings, Inc.	First Lien Term Loan	S + 4.25%	8/30/2032	4,029	3,993	3,989		9
Koala Investment Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 4.25%	8/30/2032	321	316	313		8,26
Koala Investment Holdings, Inc.	First Lien Revolver	S + 4.25%	8/30/2032	—	(1)	(1)		26

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Schedule of Investments (Unaudited) - Continued

September 30, 2026

(In thousands, except for unit and per unit data)

Portfolio Company (5)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Member’s Capital	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Insurance, continued
SG Acquisition, Inc.	First Lien Term Loan	S + 4.75%	4/3/2030	$10,186	$10,170	$10,186		9
SG Acquisition, Inc.	First Lien Revolver	S + 4.75%	4/3/2030	—	(1)	—		26
World Insurance Associates, LLC	First Lien Term Loan	S + 5.00%	4/3/2030	3,987	3,987	3,987		9
World Insurance Associates, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	4/3/2030	1,914	1,906	1,914		9
World Insurance Associates, LLC	First Lien Revolver	S + 5.00%	4/3/2030	—	—	—		26
					46,221	46,431	17.9%
IT Services
ManTech International Corporation	First Lien Term Loan	S + 4.50%	9/14/2029	830	830	830		9
ManTech International Corporation	First Lien Delayed Draw Term Loan	S + 4.50%	9/14/2029	11	11	11		9
Redwood Services Group, LLC	First Lien Term Loan	S + 5.00%	6/15/2029	5,489	5,412	5,489		9
Redwood Services Group, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	6/15/2029	1,353	1,334	1,353		9
Redwood Services Group, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	6/15/2029	4,500	4,444	4,500		9
Saturn Borrower Inc	First Lien Term Loan	S + 6.00%	11/10/2028	1,945	1,927	1,926		9
Saturn Borrower Inc	First Lien Revolver	S + 6.00%	11/10/2028	43	42	42		9,26
Tau Buyer, LLC	First Lien Term Loan	S + 5.00% (includes 2.50% PIK)	2/2/2032	5,090	5,049	4,708		9
Tau Buyer, LLC	First Lien Delayed Draw Term Loan	S + 5.00% (includes 2.50% PIK)	2/2/2032	1,168	1,159	1,081		9
Tau Buyer, LLC	First Lien Revolver	S + 4.50%	2/2/2032	66	65	56		9,26
Vensure Employer Services Inc.	First Lien Term Loan	S + 5.00%	9/29/2031	3,412	3,380	3,378		9
Vensure Employer Services Inc.	First Lien Delayed Draw Term Loan	S + 5.00%	9/29/2031	—	(18)	(40)		26
Victors Purchaser, LLC	First Lien Term Loan	S + 4.25%	12/23/2032	260	260	260		9
Victors Purchaser, LLC	First Lien Term Loan	S + 4.25%	12/23/2032	8,400	8,334	8,400		9
Victors Purchaser, LLC	First Lien Term Loan	S + 4.25%	12/23/2032	1	1	1		9
Victors Purchaser, LLC	First Lien Delayed Draw Term Loan	S + 4.25%	12/23/2032	—	(5)	—		26
Victors Purchaser, LLC	First Lien Revolver	S + 4.25%	12/23/2032	15	14	15		8,26
Wellness AcquisitionCo, Inc.	First Lien Term Loan	S + 4.75%	1/22/2029	1,015	1,011	1,015		9
					33,250	33,025	12.7%
Life Sciences Tools & Services
Advarra Holdings, Inc	First Lien Term Loan	S + 4.50%	9/15/2031	9,558	9,521	9,558		8
Advarra Holdings, Inc	First Lien Term Loan	S + 4.50%	9/15/2031	465	463	465		8
Bracket Intermediate Holding Corp.	First Lien Term Loan	S + 5.50%	10/16/2031	5,753	5,702	5,742		9
Bracket Intermediate Holding Corp.	First Lien Revolver	S + 5.00%	10/16/2031	48	47	48		9
Packaging Coordinators Midco, Inc.	First Lien Term Loan	S + 5.00%	10/15/2032	5,630	5,601	5,630		9
Packaging Coordinators Midco, Inc.	First Lien Term Loan	S + 5.00%	10/15/2032	129	129	129		9
Packaging Coordinators Midco, Inc.	First Lien Delayed Draw Term Loan	S + 5.00%	10/15/2032	—	1	—		26
Packaging Coordinators Midco, Inc.	First Lien Delayed Draw Term Loan	S + 5.00%	10/15/2032	—	(2)	—		26
Packaging Coordinators Midco, Inc.	First Lien Delayed Draw Term Loan	S + 5.00%	10/15/2032	24	24	24		9,26
Packaging Coordinators Midco, Inc.	First Lien Delayed Draw Term Loan	SN + 5.00%	10/15/2032	£101	132	134		16
Packaging Coordinators Midco, Inc.	First Lien Revolver	S + 5.00%	10/15/2032	13	11	13		8,26
Signant Finance One Limited	First Lien Term Loan	S + 5.50%	10/16/2031	2,778	2,754	2,772		9,22
Signant Finance One Limited	First Lien Delayed Draw Term Loan	S + 5.00%	10/16/2031	—	(4)	(2)		22,26
Signant Finance One Limited	First Lien Revolver	S + 5.00%	10/16/2031	—	—	—		22,26
Titan Luxco I SARL	First Lien Term Loan	S + 5.00%	6/14/2032	2,727	2,703	2,726		10
Titan Luxco I SARL	First Lien Term Loan	E + 5.00%	6/14/2032	€100	115	113		14
Titan Luxco I SARL	First Lien Delayed Draw Term Loan	S + 5.00%	6/14/2032	52	48	52		10,26
Titan Luxco I SARL	First Lien Revolver	S + 5.00%	6/12/2031	72	72	72		10,26
Titan Luxco I SARL	First Lien Revolver	E + 5.00%	6/12/2031	€29	34	34		13,26
					27,351	27,510	10.6%

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Schedule of Investments (Unaudited) - Continued

September 30, 2026

(In thousands, except for unit and per unit data)

Portfolio Company (5)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Member’s Capital	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Machinery
Harvey Tool Company, LLC	First Lien Term Loan	S + 4.50%	8/6/2032	$5,925	$5,925	$5,925		9
Harvey Tool Company, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	8/6/2032	—	(10)	—		26
Harvey Tool Company, LLC	First Lien Revolver	S + 4.50%	8/6/2032	—	(1)	—		26
					5,914	5,925	2.3%
Media
Future Bidco Limited	First Lien Term Loan	S + 5.38%	12/11/2031	101	101	101		7,22,23
Future US Bidco, Inc.	First Lien Delayed Draw Term Loan	S + 5.38%	12/11/2031	—	—	—		23,26
Future US Bidco, Inc.	First Lien Term Loan	S + 5.38%	12/11/2031	5,824	5,824	5,824		7,23
ICR, LLC	First Lien Term Loan	S + 4.75%	3/26/2032	4,516	4,474	4,516		9
ICR, LLC	First Lien Revolver	S + 4.75%	3/26/2032	—	(1)	—		26
Real Chemistry Intermediate III, Inc.	First Lien Term Loan	S + 4.50%	4/12/2032	5,151	5,129	5,151		10
Real Chemistry Intermediate III, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	4/12/2032	1,763	1,755	1,763		10,26
Real Chemistry Intermediate III, Inc.	First Lien Revolver	S + 4.50%	4/12/2032	—	—	—		26
Swoop Intermediate III, Inc.	First Lien Term Loan	S + 4.50%	4/12/2032	4,276	4,258	4,276		9
Swoop Intermediate III, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	4/12/2032	—	(1)	—		26
Swoop Intermediate III, Inc.	First Lien Revolver	S + 4.50%	4/12/2032	—	—	—		26
					21,539	21,631	8.3%
Pharmaceuticals, Biotechnology & Life Sciences
Falcon Parent Holdings, Inc.	First Lien Term Loan	S + 5.50% (includes 2.75% PIK)	11/6/2031	1,098	1,086	1,092		9
Falcon Parent Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 5.00%	11/6/2031	—	1	(3)		26
					1,087	1,089	0.4%
Professional Services
AVSC Holding Corp.	First Lien Term Loan	S + 5.00%	12/5/2031	6,891	6,780	6,891		8
AVSC Holding Corp.	First Lien Revolver	S + 5.00%	12/5/2029	55	54	56		8,26
Carr, Riggs and Ingram Capital, LLC	First Lien Term Loan	S + 4.25%	11/18/2031	3,385	3,359	3,377		9
Carr, Riggs and Ingram Capital, LLC	First Lien Delayed Draw Term Loan	S + 4.25%	11/18/2031	778	769	773		9,26
Carr, Riggs and Ingram Capital, LLC	First Lien Revolver	S + 4.50%	11/18/2031	42	41	42		9,26
Chartwell Cumming Holding Corporation	First Lien Term Loan	S + 4.75%	6/16/2033	9,462	9,336	9,462		9
Chartwell Cumming Holding Corporation	First Lien Revolver	S + 4.75%	6/16/2033	—	—	—		26
Conservice Midco LLC	First Lien Term Loan	S + 4.25%	2/25/2033	10,092	10,044	10,092		9
Conservice Midco LLC	First Lien Revolver	S + 4.25%	2/25/2033	—	—	—		26
Deerfield Dakota Holding, LLC	First Lien Term Loan	S + 5.75% (includes 2.75% PIK)	9/13/2032	9,734	9,651	9,710		9
Deerfield Dakota Holding, LLC	First Lien Revolver	S + 5.25%	9/13/2032	37	36	37		8,26
Denali Intermediate Holdings Inc	First Lien Term Loan	S + 5.50%	8/26/2032	5,550	5,501	5,550		8
Denali Intermediate Holdings Inc	First Lien Revolver	S + 5.50%	8/26/2032	34	33	34		8,26
Denali Topco LLC	First Lien Term Loan	S + 4.25%	8/26/2032	2,757	2,733	2,758		9
Denali Topco LLC	First Lien Delayed Draw Term Loan	S + 4.25%	8/26/2032	—	(3)	—		26
Denali Topco LLC	First Lien Revolver	S + 4.25%	8/26/2032	—	(1)	—		26
Eclipse Buyer, Inc.	First Lien Term Loan	S + 4.50%	9/5/2031	5,207	5,167	5,207		9
Eclipse Buyer, Inc.	First Lien Revolver	S + 4.50%	9/5/2031	—	(1)	—		26
Foreside Financial Group, LLC	First Lien Term Loan	S + 5.25%	10/1/2029	811	801	807		9

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Schedule of Investments (Unaudited) - Continued

September 30, 2026

(In thousands, except for unit and per unit data)

Portfolio Company (5)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Member’s Capital	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Professional Services, continued
IG Investments Holdings, LLC	First Lien Term Loan	S + 5.00%	9/22/2028	$5,758	$5,708	$5,758		9
IG Investments Holdings, LLC	First Lien Revolver	S + 5.00%	9/22/2028	—	—	—		26
IRI Group Holdings, Inc.	First Lien Term Loan	S + 4.25%	12/1/2029	7,143	7,034	7,143		8
IRI Group Holdings, Inc.	First Lien Revolver	S + 4.25%	12/1/2028	—	(1)	—		26
					67,041	67,697	26.1%
Real Estate Management & Development
Atlas US Finco, Inc.	First Lien Term Loan	S + 4.50%	12/10/2029	5,114	5,095	5,037		9
Atlas US Finco, Inc.	First Lien Revolver	S + 4.50%	12/11/2028	—	(1)	(2)		26
Vacation Rental Brands, LLC	First Lien Term Loan	S + 4.75%	5/6/2032	8,169	8,099	7,985		9,25
Vacation Rental Brands, LLC	First Lien Term Loan	S + 4.75%	5/6/2032	1,062	1,053	1,039		9,25
Vacation Rental Brands, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	5/6/2032	—	(3)	(17)		25,26
Vacation Rental Brands, LLC	First Lien Revolver	S + 4.75%	5/6/2031	—	(1)	(3)		25,26
					14,242	14,039	5.4%
Software
Aptean, Inc	First Lien Term Loan	S + 4.75%	1/30/2031	7,776	7,736	7,737		9
Aptean, Inc.	First Lien Delayed Draw Term Loan	S + 4.75%	1/30/2031	—	—	—		26
Aptean, Inc.	First Lien Revolver	P + 3.75%	1/30/2031	89	88	88		15,26
Bluefin Holding, LLC	First Lien Term Loan	S + 4.25%	9/12/2029	718	717	714		9
Bluefin Holding, LLC	First Lien Revolver	S + 4.25%	9/12/2029	—	—	—		26
Brave Parent Holdings, Inc.	First Lien Term Loan	S + 4.50%	11/29/2030	9,806	9,737	9,757		8
Brave Parent Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	11/29/2030	663	661	660		8
Brave Parent Holdings, Inc.	First Lien Revolver	S + 4.50%	11/29/2030	—	(1)	(1)		26
Computer Services, Inc.	First Lien Term Loan	S + 4.50%	11/17/2031	6,758	6,729	6,707		9
Computer Services, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	11/17/2031	—	(2)	(6)		26
Computer Services, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	11/17/2031	—	(6)	(22)		26
Edition Holdings, Inc	First Lien Term Loan	S + 4.50%	12/20/2032	4,706	4,690	4,683		8
Edition Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	12/20/2032	—	(2)	(4)		26
Edition Holdings, Inc.	First Lien Revolver	S + 4.50%	12/20/2032	—	—	(1)		26
Flexera Software LLC	First Lien Term Loan	S + 4.75%	8/16/2032	7,042	7,027	7,043		9
Flexera Software LLC	First Lien Term Loan	E + 4.75%	8/16/2032	€98	114	110		12
Flexera Software LLC	First Lien Term Loan	S + 4.75%	8/16/2032	1,319	1,310	1,319		9
Flexera Software LLC	First Lien Revolver	S + 4.75%	8/16/2032	—	—	—		26
GS AcquisitionCo, Inc.	First Lien Term Loan	S + 5.25%	5/25/2028	2,127	2,122	1,999		9
GS AcquisitionCo, Inc.	First Lien Delayed Draw Term Loan	S + 5.25%	5/25/2028	—	(6)	(245)		26
GS AcquisitionCo, Inc.	First Lien Delayed Draw Term Loan	S + 5.25%	5/25/2028	394	393	371		9
GS AcquisitionCo, Inc.	First Lien Revolver	S + 5.25%	5/25/2028	148	148	139		9,26
HighLevel Inc	First Lien Term Loan	S + 4.50%	2/23/2033	4,629	4,607	4,606		9
HighLevel Inc	First Lien Revolver	S + 4.50%	2/23/2033	—	—	(1)		26
InhabitIQ, Inc.	First Lien Term Loan	S + 4.50%	1/12/2032	4,334	4,317	4,334		8
InhabitIQ, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	1/12/2032	—	(2)	—		26
InhabitIQ, Inc.	First Lien Revolver	S + 4.50%	1/12/2032	—	—	—		26
Lobos Parent, Inc.	First Lien Term Loan	S + 4.25%	9/27/2032	3,903	3,877	3,903		9
Lobos Parent, Inc.	First Lien Delayed Draw Term Loan	S + 4.25%	9/27/2032	—	(3)	—		26
Lobos Parent, Inc.	First Lien Revolver	S + 4.25%	9/26/2031	—	(1)	—		26
Lobos Parent, Inc.	First Lien Revolver	S + 4.25%	9/26/2031	—	—	—		26
MS Buyer, Inc. (fka CB Buyer, Inc.)	First Lien Term Loan	S + 5.25%	7/1/2031	8,965	8,895	8,875		9
MS Buyer, Inc. (fka CB Buyer, Inc.)	First Lien Delayed Draw Term Loan	S + 5.25%	7/1/2031	1,287	1,277	1,274		9
MS Buyer, Inc. (fka CB Buyer, Inc.)	First Lien Revolver	S + 5.25%	7/1/2031	14	12	12		9,26

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Schedule of Investments (Unaudited) - Continued

September 30, 2026

(In thousands, except for unit and per unit data)

Portfolio Company (5)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Member’s Capital	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Software, continued
Netwrix Corporation	First Lien Term Loan	S + 4.75%	6/11/2029	$7,592	$7,440	$7,516		9
Netwrix Corporation	First Lien Delayed Draw Term Loan	S + 4.75%	6/11/2029	20	20	18		9,26
OneSource Virtual Inc	First Lien Term Loan	S + 4.50%	1/31/2033	1,955	1,946	1,950		9
OneSource Virtual Inc	First Lien Revolver	S + 4.50%	1/31/2033	—	—	—		26
Rally Buyer, Inc.	First Lien Term Loan	S + 6.25% (includes 3.50% PIK)	7/19/2029	5,684	5,643	5,073		9
Rally Buyer, Inc.	First Lien Delayed Draw Term Loan	S + 6.25% (includes 3.50% PIK)	7/19/2029	1,299	1,288	1,160		9
Sapphire Software Buyer, Inc.	First Lien Term Loan	S + 5.00%	9/30/2031	9,082	9,012	8,991		9
Sapphire Software Buyer, Inc.	First Lien Revolver	S + 5.00%	9/30/2031	—	(1)	(1)		26
Syndigo LLC	First Lien Term Loan	S + 5.00%	9/2/2032	5,414	5,366	5,350		9
Syndigo LLC	First Lien Revolver	S + 5.00%	9/2/2032	17	17	16		9,26
					95,165	94,124	36.3%
Trading Companies & Distributors
Blackbird Purchaser, Inc.	First Lien Term Loan	S + 5.75%	12/19/2030	11,727	11,566	11,727		9
Blackbird Purchaser, Inc.	First Lien Revolver	S + 5.75%	12/19/2029	91	89	91		9,26
PT Intermediate Holdings III, LLC	First Lien Term Loan	S + 4.75%	4/9/2030	8,658	8,645	8,658		9
Vessco Midco Holdings, LLC	First Lien Term Loan	S + 4.25%	7/24/2031	5,408	5,367	5,408		18
Vessco Midco Holdings, LLC	First Lien Term Loan	S + 4.25%	7/24/2031	757	753	757		10
Vessco Midco Holdings, LLC	First Lien Delayed Draw Term Loan	S + 4.25%	7/24/2031	1,803	1,788	1,803		19
Vessco Midco Holdings, LLC	First Lien Delayed Draw Term Loan	S + 4.25%	7/24/2031	124	122	124		10,26
Vessco Midco Holdings, LLC	First Lien Revolver	S + 4.25%	7/24/2031	—	(1)	—		26
					28,329	28,568	11.0%

Total non-controlled-non-affiliated Portfolio Company debt investments (6)					599,300	598,133	230.8%

Equity Investments
Preferred Stock
Professional Services
Eclipse Topco, Inc.	Preferred Stock			19	233	232
					233	232
Common Stock
Air Freight & Logistics
Red Griffin TopCo, LLC	Common Stock			764	3,694	386
					3,694	386
L.P. Interests
Commercial Services & Supplies
Firebird Co-Invest L.P.	L.P. Interest				160	223
Firebird Co-Invest L.P.	L.P. Interest				—	3
					160	226
Total non-controlled-non-affiliated Portfolio Company equity investments					4,087	844	0.3%
Total non-controlled-non-affiliated Portfolio Company investments					$603,387	$598,977	231.1%

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Schedule of Investments (Unaudited) - Continued

September 30, 2026

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
(4)
Unless otherwise indicated, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company. As of September 30, 2026, all of the Company’s investments were non-controlled, non-affiliated.
(5)
Unless otherwise indicated, issuers of debt and equity investments held by the Company are domiciled in the United States.
(6)
Unless otherwise indicated, all funded debt investments are income producing.
(7)
The interest rate on these loans is subject to overnight SOFR, which as of September 30, 2026 was 3.90%.
(8)
The interest rate on these loans is subject to 1-month SOFR, which as of September 30, 2026 was 3.91%.
(9)
The interest rate on these loans is subject to 3-month SOFR, which as of September 30, 2026 was 4.08%.
(10)
The interest rate on these loans is subject to 6-month SOFR, which as of September 30, 2026 was 4.27%.
(11)
The interest rate on these loans is subject to 3-month CORRA, which as of September 30, 2026 was 2.44%.
(12)
The interest rate on these loans is subject to 1-month EURIBOR, which as of September 30, 2026 was 2.50%.
(13)
The interest rate on these loans is subject to 3-month EURIBOR, which as of September 30, 2026 was 2.62%.
(14)
The interest rate on these loans is subject to 6-month EURIBOR, which as of September 30, 2026 was 3.07%.
(15)
The interest rate on these loans is subject to U.S. Prime Rate, which as of September 30, 2026 was 7.00%.
(16)
The interest rate on these loans is subject to SONIA, which as of September 30, 2026 was 3.73%.
(17)
The interest rate on these loans is subject to TONAR which as of September 30, 2026 was 0.98%.
(18)
The interest rate on $3.2 million of principal loans is subject to 1-month SOFR, which as of September 30, 2026 was 3.91% and the interest rate on $2.2 million of principal loans is subject to 6-month SOFR, which as of September 30, 2026 was 4.27%.
(19)
The interest rate on $0.5 million of principal loans is subject to 1-month SOFR, which as of September 30, 2026 was 3.91% and the interest rate on $1.3 million of principal loans is subject to 6-month SOFR, which as of September 30, 2026 was 4.27%.
(20)
The interest rate on $0.9 million of principal loans is subject to 3-month SOFR, which as of September 30, 2026 was 4.08% and the interest rate on $0.6 million of principal loans is subject to 6-month SOFR, which as of September 30, 2026 was 4.27%.
(21)
The issuer of this investment is domiciled in Canada.
(22)
The issuer of this investment is domiciled in the United Kingdom.
(23)
These investments are first lien, second-out debt facilities.
(24)
This investment is on non-accrual status as of September 30, 2026.
(25)
The Company periodically reviews the industry classifications of its portfolio investments. As of September 30, 2026, the industry classification for the issuer was changed from Software to Real Estate Management & Development.
(26)
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

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Schedule of Investments (Unaudited) - Continued

September 30, 2026

(In thousands, except for unit and per unit data)

The following table is a listing of the Company’s unfunded commitments as of September 30, 2026:

Portfolio Company	Investment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
AA&D Midco, Inc. (fka GB Eagle Buyer, Inc.)	First Lien Revolver	11/29/2030	$194	$—
AB Centers Acquisition Corporation	First Lien Revolver	7/2/2031	145	—
AGS Health BCP Holdings, Inc	First Lien Delayed Draw Term Loan	8/2/2027	876	—
AGS Health BCP Holdings, Inc	First Lien Revolver	8/2/2032	71	—
AGS Health BCP LLC	First Lien Delayed Draw Term Loan	8/2/2027	482	—
AGS Health BCP LLC	First Lien Revolver	8/2/2032	41	—
AMP Purchaser, LLC	First Lien Revolver	4/1/2033	101	—
Any Hour LLC	First Lien Revolver	5/23/2030	13	(2)
Apex Service Partners, LLC	First Lien Delayed Draw Term Loan	11/19/2027	545	(3)
Aptean, Inc.	First Lien Delayed Draw Term Loan	2/15/2027	77	—
Aptean, Inc.	First Lien Revolver	1/30/2031	118	(1)
Arax Midco, LLC	First Lien Delayed Draw Term Loan	3/24/2028	1,586	—
Arax Midco, LLC	First Lien Revolver	3/24/2032	92	—
Atlas US Finco, Inc.	First Lien Revolver	12/11/2028	122	(2)
Aurora Plastics, LLC	First Lien Delayed Draw Term Loan	4/12/2027	117	(1)
AVSC Holding Corp.	First Lien Revolver	12/5/2029	85	—
Blackbird Purchaser, Inc.	First Lien Revolver	12/19/2029	61	—
Bluefin Holding, LLC	First Lien Revolver	9/12/2029	53	—
Brave Parent Holdings, Inc.	First Lien Revolver	11/29/2030	152	(1)
Brilliance Technologies, Inc.	First Lien Revolver	3/11/2032	94	—
Carr, Riggs and Ingram Capital, LLC	First Lien Delayed Draw Term Loan	11/18/2026	958	(2)
Carr, Riggs and Ingram Capital, LLC	First Lien Revolver	11/18/2031	51	—
Chartwell Cumming Holding Corporation	First Lien Revolver	6/16/2033	63	—
Coding Solutions Acquisition, Inc.	First Lien Delayed Draw Term Loan	12/31/2026	411	—
Coding Solutions Acquisition, Inc.	First Lien Revolver	8/7/2031	140	—
Computer Services, Inc.	First Lien Delayed Draw Term Loan	11/15/2027	838	(6)
Computer Services, Inc.	First Lien Delayed Draw Term Loan	11/15/2027	2,943	(22)
Conservice Midco LLC	First Lien Revolver	2/25/2033	101	—
Cooper's Hawk Intermediate Holding, LLC	First Lien Delayed Draw Term Loan	7/29/2027	445	—
Cooper's Hawk Intermediate Holding, LLC	First Lien Revolver	7/29/2031	64	(1)
Deerfield Dakota Holding, LLC	First Lien Revolver	9/13/2032	69	—
DeLorean Purchaser, Inc.	First Lien Revolver	12/16/2031	130	(2)
Denali Intermediate Holdings Inc	First Lien Revolver	8/26/2032	78	—
Denali Topco LLC	First Lien Delayed Draw Term Loan	8/28/2028	817	—
Denali Topco LLC	First Lien Revolver	8/26/2032	112	—
Eclipse Buyer, Inc.	First Lien Revolver	9/5/2031	140	—
Edition Holdings, Inc.	First Lien Delayed Draw Term Loan	12/20/2027	797	(4)
Edition Holdings, Inc.	First Lien Revolver	12/20/2032	101	(1)
Falcon Parent Holdings, Inc.	First Lien Delayed Draw Term Loan	8/16/2027	611	(3)
Firebird Acquisition Corp, Inc	First Lien Delayed Draw Term Loan	2/1/2027	791	—
Firebird Acquisition Corp, Inc	First Lien Revolver	2/2/2032	135	—
Firebird Co-Invest L.P.	L.P. Interest		8	3
Flexera Software LLC	First Lien Revolver	8/16/2032	112	—
Future US Bidco, Inc.	First Lien Delayed Draw Term Loan	12/11/2028	1,742	—
Galway Borrower LLC	First Lien Delayed Draw Term Loan	2/7/2028	4,263	—

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Schedule of Investments (Unaudited) - Continued

September 30, 2026

(In thousands, except for unit and per unit data)

Portfolio Company	Investment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Galway Borrower LLC	First Lien Revolver	9/29/2028	$128	$—
Geo TopCo Corporation	First Lien Delayed Draw Term Loan	10/15/2026	1,090	—
Geo TopCo Corporation	First Lien Revolver	10/15/2031	107	—
GS AcquisitionCo, Inc.	First Lien Delayed Draw Term Loan	5/17/2027	4,087	(245)
GS AcquisitionCo, Inc.	First Lien Revolver	5/25/2028	1	—
Harvey Tool Company, LLC	First Lien Delayed Draw Term Loan	8/6/2027	2,664	—
Harvey Tool Company, LLC	First Lien Revolver	8/6/2032	148	—
Hercules Borrower LLC	First Lien Delayed Draw Term Loan	7/16/2027	2,100	(5)
HIG Operations Holdings, Inc.	First Lien Delayed Draw Term Loan	12/10/2027	58	—
HighLevel Inc	First Lien Revolver	2/23/2033	101	(1)
ICR, LLC	First Lien Revolver	3/26/2032	101	—
IG Investments Holdings, LLC	First Lien Revolver	9/22/2028	70	—
InhabitIQ, Inc.	First Lien Delayed Draw Term Loan	1/11/2027	1,219	—
InhabitIQ, Inc.	First Lien Revolver	1/12/2032	79	—
Integrity Marketing Acquisition, LLC	First Lien Revolver	8/25/2028	139	—
IRI Group Holdings, Inc.	First Lien Revolver	12/1/2028	152	—
Koala Investment Holdings, Inc.	First Lien Delayed Draw Term Loan	2/29/2028	456	(5)
Koala Investment Holdings, Inc.	First Lien Revolver	8/30/2032	109	(1)
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	2/7/2028	1,005	(8)
Kona Buyer, LLC	First Lien Revolver	7/23/2031	204	(2)
Lido Purchaser, Inc.	First Lien Delayed Draw Term Loan	4/3/2028	708	(4)
Lobos Parent, Inc.	First Lien Delayed Draw Term Loan	9/27/2032	628	—
Lobos Parent, Inc.	First Lien Revolver	9/26/2031	82	—
Lobos Parent, Inc.	First Lien Revolver	9/26/2031	37	—
MS Buyer, Inc. (fka CB Buyer, Inc.)	First Lien Revolver	7/1/2031	133	(1)
National Express Wash Parent Intermediate Holdco, LLC	First Lien Delayed Draw Term Loan	5/26/2028	1,331	(13)
National Express Wash Parent Intermediate Holdco, LLC	First Lien Revolver	7/16/2029	101	(1)
Nellson Nutraceutical, LLC	First Lien Delayed Draw Term Loan	4/16/2027	91	—
Nellson Nutraceutical, LLC	First Lien Revolver	4/17/2031	43	—
Netwrix Corporation	First Lien Delayed Draw Term Loan	12/16/2026	170	(2)
NRO Holdings III Corp.	First Lien Revolver	7/15/2030	19	—
OneSource Virtual Inc	First Lien Revolver	1/31/2033	101	—
Packaging Coordinators Midco, Inc.	First Lien Delayed Draw Term Loan	10/15/2027	902	—
Packaging Coordinators Midco, Inc.	First Lien Delayed Draw Term Loan	10/15/2027	494	—
Packaging Coordinators Midco, Inc.	First Lien Delayed Draw Term Loan	10/15/2027	457	—
Packaging Coordinators Midco, Inc.	First Lien Revolver	10/15/2032	241	—
Pearl Acquisition Buyer, Inc.	First Lien Delayed Draw Term Loan	12/31/2027	1,818	—
Pearl Acquisition Buyer, Inc.	First Lien Revolver	12/31/2032	58	—
Perkinelmer U.S. LLC	First Lien Delayed Draw Term Loan	10/25/2027	1,669	(4)
Petvet Care Centers, LLC	First Lien Revolver	11/15/2029	91	(12)
Pike Corporation	First Lien Delayed Draw Term Loan	12/19/2028	1,276	—
Pike Corporation	First Lien Revolver	12/20/2032	101	—
Polyphase Elevator Holding Co	First Lien Delayed Draw Term Loan	11/24/2027	215	—
Polyphase Elevator Holding Co	First Lien Revolver	11/24/2032	101	—
Populous Global II, LLC	First Lien Delayed Draw Term Loan	4/12/2027	334	—
Populous Global II, LLC	First Lien Revolver	4/11/2031	124	—

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Schedule of Investments (Unaudited) - Continued

September 30, 2026

(In thousands, except for unit and per unit data)

Portfolio Company		Investment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
PPW Aero Buyer, Inc.		First Lien Delayed Draw Term Loan	9/30/2027	$2,920	$—
PPW Aero Buyer, Inc.		First Lien Revolver	9/30/2031	55	—
RCP Nats Purchaser, LLC		First Lien Delayed Draw Term Loan	3/19/2027	93	(1)
RCP Nats Purchaser, LLC		First Lien Revolver	3/19/2032	19	—
Real Chemistry Intermediate III, Inc.		First Lien Delayed Draw Term Loan	10/11/2027	527	—
Real Chemistry Intermediate III, Inc.		First Lien Revolver	4/12/2032	124	—
Redwood Services, LP		First Lien Delayed Draw Term Loan	6/16/2027	281	(2)
Redwood Services, LP		First Lien Revolver	6/16/2032	114	(1)
Sapphire Software Buyer, Inc.		First Lien Revolver	9/30/2031	140	(1)
Saturn Borrower Inc		First Lien Revolver	11/10/2028	92	(1)
SG Acquisition, Inc.		First Lien Revolver	4/3/2030	152	—
Signant Finance One Limited	(1)	First Lien Delayed Draw Term Loan	10/18/2027	1,050	(2)
Signant Finance One Limited	(1)	First Lien Revolver	10/16/2031	49	—
Solis Mammography Buyer, Inc.		First Lien Delayed Draw Term Loan	5/31/2027	388	—
Solis Mammography Buyer, Inc.		First Lien Revolver	5/28/2030	68	—
Spotless Brands, LLC		First Lien Delayed Draw Term Loan	3/25/2027	1,894	(14)
Spruce Bidco II Inc.		First Lien Revolver	1/30/2032	97	—
Swoop Intermediate III, Inc.		First Lien Delayed Draw Term Loan	10/11/2027	684	—
Swoop Intermediate III, Inc.		First Lien Revolver	4/12/2032	124	—
Syndigo LLC		First Lien Revolver	9/2/2032	92	(1)
Tau Buyer, LLC		First Lien Revolver	2/2/2032	68	(5)
Titan BW Borrower L.P.		First Lien Delayed Draw Term Loan	7/26/2027	168	—
Titan BW Borrower L.P.		First Lien Revolver	7/26/2032	112	—
Titan Luxco I SARL		First Lien Delayed Draw Term Loan	6/14/2027	726	—
Titan Luxco I SARL		First Lien Revolver	6/12/2031	1	—
Titan Luxco I SARL		First Lien Revolver	6/12/2031	8	—
Trystar, LLC		First Lien Delayed Draw Term Loan	1/6/2028	344	—
Trystar, LLC		First Lien Revolver	8/6/2031	20	—
Trystar, LLC		First Lien Revolver	8/6/2031	140	—
USHV Management, LLC		First Lien Delayed Draw Term Loan	9/8/2027	128	—
USHV Management, LLC		First Lien Revolver	9/8/2031	109	—
Vacation Rental Brands, LLC		First Lien Delayed Draw Term Loan	10/15/2027	744	(17)
Vacation Rental Brands, LLC		First Lien Revolver	5/6/2031	124	(3)
VaxCare Intermediate II LLC		First Lien Revolver	6/17/2032	122	—
Vensure Employer Services Inc.		First Lien Delayed Draw Term Loan	3/6/2028	4,040	(40)
Vessco Midco Holdings, LLC		First Lien Delayed Draw Term Loan	5/3/2028	612	—
Vessco Midco Holdings, LLC		First Lien Revolver	7/24/2031	140	—
Victors Purchaser, LLC		First Lien Delayed Draw Term Loan	12/23/2027	1,521	—
Victors Purchaser, LLC		First Lien Revolver	12/23/2032	142	—
West Star Aviation Acquisition, LLC		First Lien Delayed Draw Term Loan	5/20/2027	346	—
West Star Aviation Acquisition, LLC		First Lien Revolver	5/20/2032	85	—
World Insurance Associates, LLC		First Lien Revolver	4/3/2030	83	—
Wrench Group, LLC		First Lien Delayed Draw Term Loan	9/3/2027	783	(4)
Wrench Group, LLC		First Lien Revolver	9/3/2031	109	(1)
Zenith AcquisitionCo, LLC		First Lien Delayed Draw Term Loan	1/12/2029	1,328	—
Zenith AcquisitionCo, LLC		First Lien Revolver	1/13/2033	101	—
Zeppelin Holdco II, LP		First Lien Delayed Draw Term Loan	8/2/2027	796	—
Zeppelin Holdco II, LP		First Lien Revolver	8/2/2032	69	—
Total Unfunded Portfolio Company Commitments				$68,220	$(445)
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

See accompanying notes to consolidated financial statements

SENIOR CREDIT INVESTMENTS, LLC

Consolidated Schedule of Investments - Continued

December 31, 2025

(In thousands, except for unit and per unit data)

Portfolio Company (5)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Member’s Capital	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Trading Companies & Distributors, continued
PT Intermediate Holdings III, LLC	First Lien Term Loan	S + 5.00% (includes 1.75% PIK)	4/9/2030	$8,620	$8,605	$8,620		9
PT Intermediate Holdings III, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	4/9/2030	—	—	—		23
Vessco Midco Holdings, LLC	First Lien Term Loan	S + 4.50%	7/24/2031	5,408	5,363	5,381		18
Vessco Midco Holdings, LLC	First Lien Term Loan	S + 4.50%	7/24/2031	757	753	753		10
Vessco Midco Holdings, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	7/24/2031	1,490	1,476	1,482		19,23
Vessco Midco Holdings, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	7/24/2031	—	(2)	(4)		23
Vessco Midco Holdings, LLC	First Lien Revolver	S + 4.50%	7/24/2031	—	(1)	(1)		23
					27,117	27,340	11.8%
Total non-controlled-non-affiliated Portfolio Company debt investments (6)					542,384	544,503	234.7%

Equity Investments
Preferred Stock
Professional Services
Eclipse Topco, Inc.	Preferred Stock			28	322	328
					322	328
Common Stock
Air Freight & Logistics
Red Griffin TopCo, LLC	Common Stock			764	3,694	699
					3,694	699
L.P. Interests
Commercial Services & Supplies
Firebird Co-Invest L.P.	L.P. Interest			—	160	195
Firebird Co-Invest L.P.	L.P. Interest			—	—	2
					160	197
Total non-controlled-non-affiliated Portfolio Company equity investments					4,176	1,224	0.5%
Total non-controlled-non-affiliated Portfolio Company investments					$546,560	$545,727	235.2%

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

Cash and cash equivalents and restricted cash are carried at cost, which approximates fair value. Cash and cash equivalents held as of September 30, 2026 and December 31, 2025 was $3.1 million and $4.9 million, respectively. Restricted cash held as of September 30, 2026 and December 31, 2025 was $13.6 million and $14.3 million, respectively.

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

PIK Income

The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Company’s statement of operations. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to unitholders in the form of dividends, even though the Company has not yet collected cash. During the three months ended September 30, 2026 and 2025, PIK income earned was $0.5 million and $0.2 million, respectively. During the nine months ended September 30, 2026 and 2025, PIK income earned was $1.4 million and $0.5 million, respectively.

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

Non-Accrual Income

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2026 and December 31, 2025, management did not make any exceptions to placing loans on non-accrual status based on the collateral value and status of collection.

As of September 30, 2026, 1.3% of total investments at amortized cost, or 1.0% of total investments at fair value, were on non-accrual status. As of December 31, 2025, there were no loans placed on non-accrual status.

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

Unit Repurchases

In connection with the Company’s unit repurchase programs, the cost of units repurchased is charged to member’s capital on the trade date. There were no unit repurchases during the three and nine months ended September 30, 2026 and 2025.

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

If we fail to satisfy the annual distribution requirement or otherwise fail to qualify as a RIC in any taxable year, we would be subject to tax on all of our taxable income at regular corporate rates. Distributions would generally be taxable to our individual and other non-corporate taxable unitholders as ordinary dividend income eligible for the reduced maximum rate applicable to qualified dividend income to the extent of our current and accumulated earnings and profits provided certain holding period and other requirements are met. Subject to certain limitations under the Code, corporate distributions would be eligible for the dividend-received deduction. To qualify again to be taxed as a RIC in a subsequent year, we would be required to distribute to our unitholders our accumulated earnings and profits attributable to non-RIC years. In addition, if we failed to qualify as a RIC for a period greater than two taxable years, then, in order to qualify as a RIC in a subsequent year, we would be required to elect to recognize and pay tax on any net built-in gain (the excess of aggregate gain, including items of income, over aggregate loss that would have been realized if we had been liquidated) or, alternatively, be subject to taxation on such built-in gain recognized for a period of five years.

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

In September 2026, the FASB issued ASU 2026-03, Fair Value Measurement (Topic 820): Investment Companies with Equity Securities Subject to Contractual Sale Restrictions (“ASU 2026-03”), which requires investment companies to consider the effect of contractual sale restrictions when measuring the fair value of equity securities subject to such restrictions. ASU 2026-03 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.

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

The Investment Advisory Agreement is effective for an initial two-year term and thereafter will continue for successive annual periods provided that such continuance is specifically approved annually by a majority of the Board of Directors or by the holders of a majority of the Company’s outstanding voting securities and, in each case, a majority of the independent directors. The Board of Directors approved the continuance of the Investment Advisory Agreement for an additional one year period through September 25, 2027. The Investment Advisory Agreement may, on 60 days’ written notice to the other party, be terminated in its entirety at any time without the payment of any penalty, by our Board of Directors, or by vote of a majority of our outstanding voting securities, on the one hand, or by the Investment Adviser, on the other hand. The Investment Advisory Agreement will automatically terminate in the event of its assignment within the meaning of the Investment Company Act and related SEC guidance and interpretations.

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

For the three and nine months ended September 30, 2026, the Company recognized $0.8 million and $2.4 million, respectively, of management fees, and $0.8 million and $2.4 million, respectively, of incentive fees before the impact of waived fees. For the three and nine months ended September 30, 2026, $0.8 million and $2.4 million, respectively, of management fees were waived, and $0.8 million and $2.4 million, respectively, of incentive fees were waived. For the three and nine months ended September 30, 2025, the Company recognized $0.6 million and $1.7 million, respectively, of management fees, and $0.6 million and $1.6 million, respectively, of incentive fees before the impact of waived fees. For the three and nine months ended September 30, 2025, $0.6 million and $1.7 million, respectively, of management fees were waived, and $0.6 million and $1.6 million, respectively, of incentive fees were waived.

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

Due to Affiliates

In the normal course of business, certain of the Company’s expenses may be paid by an affiliate. These expenses are reimbursable by the Company to the affiliate. As of September 30, 2026 and December 31, 2025, expenses reimbursable to affiliates were $0.1 million and $0.1 million, respectively. Amounts reimbursable to affiliates are recorded in Accrued expenses and other liabilities in our Consolidated Statements of Assets and Liabilities.

Note 4. Investments

The composition of the Company’s investment portfolio at cost and fair value as of September 30, 2026 was as follows (in thousands):

	Amortized Cost	% of Total Investments at Amortized Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt (1)	$599,300	99.2%	$598,133	99.7%
Common Stock	3,694	0.6%	386	0.1%
Preferred Stock	233	0.1%	232	0.1%
L.P. Interest	160	0.1%	226	0.1%
Total	$603,387	100.0%	$598,977	100.0%
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

The industry composition of investments as of September 30, 2026 at amortized cost and fair value was as follows (in thousands):

	September 30, 2026
	Investments at Amortized Cost	% of Investments at Amortized Cost	Investments at Fair Value	% of Investments at Fair Value
Software	$95,165	15.7%	$94,124	15.7%
Professional Services	67,274	11.1%	67,929	11.3%
Diversified Consumer Services	48,157	8.0%	46,743	7.8%
Insurance	46,221	7.7%	46,431	7.8%
Health Care Providers & Services	45,012	7.4%	44,095	7.4%
Commercial Services & Supplies	42,978	7.1%	43,326	7.2%
IT Services	33,250	5.5%	33,025	5.5%
Health Care Technology	30,674	5.1%	30,717	5.1%
Trading Companies & Distributors	28,329	4.7%	28,568	4.8%
Life Sciences Tools & Services	27,351	4.5%	27,510	4.6%
Media	21,539	3.6%	21,631	3.6%
Electrical Equipment	18,575	3.1%	18,692	3.1%
Aerospace & Defense	18,474	3.1%	18,624	3.1%
Health Care Equipment & Supplies	17,384	2.9%	17,603	2.9%
Financial Services	16,340	2.7%	16,394	2.7%
Real Estate Management & Development	14,242	2.4%	14,039	2.4%
Air Freight & Logistics	13,344	2.2%	10,194	1.7%
Machinery	5,914	1.0%	5,925	1.0%
Chemicals	5,738	1.0%	5,902	1.0%
Hotels, Restaurants & Leisure	5,086	0.8%	5,154	0.9%
Food Products	1,253	0.2%	1,262	0.2%
Pharmaceuticals, Biotechnology & Life Sciences	1,087	0.2%	1,089	0.2%
Total	$603,387	100.0%	$598,977	100.0%

The industry composition of investments as of December 31, 2025 at amortized cost and fair value was as follows (in thousands):

	December 31, 2025
	Investments at Amortized Cost	% of Investments at Amortized Cost	Investments at Fair Value	% of Investments at Fair Value
Software	$90,921	16.6%	$90,796	16.6%
Professional Services	55,219	10.1%	55,764	10.2%
Health Care Providers & Services	44,102	8.1%	43,688	8.0%
Commercial Services & Supplies	43,779	8.0%	43,981	8.1%
Insurance	41,577	7.6%	41,832	7.7%
Diversified Consumer Services	34,193	6.3%	34,210	6.3%
IT Services	28,742	5.3%	29,028	5.3%
Health Care Technology	28,164	5.1%	28,303	5.2%
Life Sciences Tools & Services	27,181	5.0%	27,193	5.0%
Trading Companies & Distributors	27,117	5.0%	27,340	5.0%
Aerospace & Defense	21,412	3.9%	21,500	3.9%
Health Care Equipment & Supplies	16,992	3.1%	17,240	3.2%
Media	15,181	2.8%	15,232	2.8%
Air Freight & Logistics	13,169	2.4%	10,322	1.9%
Electrical Equipment	12,621	2.3%	12,696	2.3%
Financial Services	11,631	2.1%	11,659	2.1%
Electronic Equipment, Instruments & Components	10,293	1.9%	10,413	1.9%
Chemicals	6,085	1.1%	6,267	1.2%
Machinery	5,911	1.1%	5,925	1.1%
Real Estate Management & Development	5,129	0.9%	5,140	0.9%
Hotels, Restaurants & Leisure	4,831	0.9%	4,864	0.9%
Food Products	1,240	0.2%	1,259	0.2%
Pharmaceuticals, Biotechnology & Life Sciences	1,070	0.2%	1,075	0.2%
Total	$546,560	100.0%	$545,727	100.0%

The geographic composition of investments as of September 30, 2026 at cost and fair value was as follows (in thousands):

	September 30, 2026
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$600,457	$596,027	99.5%	229.9%
United Kingdom	2,851	2,871	0.4%	1.1%
Canada	79	79	0.1%	0.1%
Total	$603,387	$598,977	100.0%	231.1%

The geographic composition of investments as of December 31, 2025 at cost and fair value was as follows (in thousands):

	December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$543,629	$542,796	99.4%	233.9%
United Kingdom	2,852	2,851	0.5%	1.2%
Canada	79	80	0.1%	0.1%
Total	$546,560	$545,727	100.0%	235.2%

As of September 30, 2026, 1.3% of total investments at amortized cost, or 1.0% of total investments at fair value, were on non-accrual status. As of December 31, 2025, there were no loans placed on non-accrual status.

As of September 30, 2026 and December 31, 2025, on a fair value basis, 99.9% and 99.9% of debt investments, respectively, bore interest at a variable rate that may be determined by reference to either the SOFR or an alternative base rate.

Note 5. Fair Value Measurements

The following table presents the fair value of investments as of September 30, 2026, disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820 (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First Lien Debt (1)	$—	$—	$598,133	$598,133
Common Stock	—	—	386	386
Preferred Stock	—	—	232	232
L.P. Interest	—	—	226	226
Total	$—	$—	$598,977	$598,977
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

The following tables present change for the three and nine months ended September 30, 2026 in the fair value of investments for which Level 3 inputs were used to determine fair value (in thousands):

	Three months ended September 30, 2026
	First Lien Debt	Preferred Stock	Common Stock	L.P. Interest	Total
Fair value, beginning of period	$598,959	$231	$492	$218	$599,900
Purchases of investments	11,449	—	—	—	11,449
Proceeds from principal repayments and sales of investments	(12,604)	—	—	—	(12,604)
Accretion of discount/amortization of premium	302	—	—	—	302
Payment-in-kind interest and fees capitalized	477	—	—	—	477
Net realized gain (loss) on investments	114	—	—	—	114
Net change in unrealized appreciation (depreciation)	(564)	1	(106)	8	(661)
Fair value, end of period	$598,133	$232	$386	$226	$598,977
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of September 30, 2026	$(563)	$1	$(106)	$8	$(660)

	Nine months ended September 30, 2026
	First Lien Debt	Preferred Stock	Common Stock	L.P. Interest	Total
Fair value, beginning of period	$544,503	$328	$699	$197	$545,727
Purchases of investments	93,011	—	—	—	93,011
Proceeds from principal repayments and sales of investments	(38,675)	(106)	—	—	(38,781)
Accretion of discount/amortization of premium	888	—	—	—	888
Payment-in-kind interest and fees capitalized	1,374	15	—	—	1,389
Net realized gain (loss) on investments	318	2	—	—	320
Net change in unrealized appreciation (depreciation)	(3,286)	(7)	(313)	29	(3,577)
Fair value, end of period	$598,133	$232	$386	$226	$598,977
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of September 30, 2026	$(3,083)	$(7)	$(313)	$29	$(3,374)

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

Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three and nine months ended September 30, 2026 and 2025, there were no transfers into or out of Level 3.

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of September 30, 2026 and December 31, 2025. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	September 30, 2026
				Range
	Fair Value (in thousands)	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in First Lien Debt	$598,133	Yield analysis	Discount rate	7.0%	17.0%	9.7%
Investments in Common Stock	386	Market approach	Transaction multiples	12.2x	12.2x	12.2x
		Market approach	Market comparables	11.9x	11.9x	11.9x
		Discounted cash flows	Discount rate	15.7%	15.7%	15.7%
Investments in Preferred Stock	232	Yield analysis	Discount rate	9.1%	9.1%	9.1%
Investments in L.P. Interest	226	Market approach	Transaction multiples	14.9x	14.9x	14.9x
		Market approach	Market comparables	14.9x	14.9x	14.9x
		Discounted cash flows	Discount rate	14.6%	14.6%	14.6%
	$598,977
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

Note 6. Debt

In accordance with the Investment Company Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 150% after such borrowing. As of September 30, 2026 and December 31, 2025, the Company’s asset coverage was 173.2% and 169.8%, respectively.

The Company’s outstanding debt obligations as of September 30, 2026 were as follows (in thousands):

	September 30, 2026
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Fair Value (1)	Unused Portion (2)	Amount Available (3)
Senior Secured Credit Facility	$400,000	$338,892	$338,892	$337,198	$61,108	$8,473
Revolving Credit Facility	25,000	15,300	15,300	15,300	9,700	9,700
Total Debt Obligations	$425,000	$354,192	$354,192	$352,498	$70,808	$18,173

(1)
The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of September 30, 2026.
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

The following table summarizes the average and maximum debt outstanding, and the interest and deferred financing costs for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Average debt outstanding	$347,928	$291,486	$351,281	$234,531
Maximum amount of debt outstanding	$354,248	$330,032	$378,063	$330,032

Weighted average annualized interest cost (1)	6.66%	7.54%	6.57%	7.40%
Annualized amortized deferred financing costs	0.28%	0.36%	0.30%	0.35%
Total annualized interest cost	6.94%	7.90%	6.87%	7.75%

Weighted average SOFR rate	3.71%	4.27%	3.68%	4.28%

(1)
Includes the stated interest expense and commitment fees on the unused portion of the Senior Secured Credit Facility and Revolving Credit Facility. Commitment fees for the three and nine months ended September 30, 2026 were $0.1 million and $0.4 million, respectively. Commitment fees for the three and nine months ended September 30, 2025 were $0.4 million and $1.0 million, respectively.

The components of interest expense for the three and nine months ended September 30, 2026 and 2025 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Borrowing interest expense	$5,225	$4,839	$15,566	$11,545
Facility undrawn and unused fees	135	443	449	983
Amortization of deferred financing costs	299	434	1,000	1,022
Total interest expense	$5,659	$5,716	$17,015	$13,550

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

The aggregate lender commitments under the Senior Secured Credit Facility are $200 million with an additional $200 million committed beginning 12 months from the effective date, and an uncommitted accordion feature that would allow the SPV to borrow up to an additional $100 million. On December 31, 2024, the Senior Secured Credit Facility was amended to (a) increase the maximum facility amount to $300 million on the effective date of such amendment, (b) extend the reinvestment period under the Senior Secured Credit Facility to December 7, 2028, (c) extend the scheduled termination date to December 7, 2029, and (d) a scheduled increase in the maximum facility amount under the Senior Secured Credit Facility to $400 million on June 7, 2025. The Senior Secured Credit Facility matures on December 7, 2029, unless there is an earlier termination or an acceleration following an event of default. In connection with the Senior Secured Credit Facility, the Company has also entered into an equity commitment letter with the SPV, for the benefit of the Lenders, pursuant to which the Company may be required to contribute cash proceeds to the SPV upon the occurrence of a “Market Value Event” or an “Event of Default.”

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

The Senior Secured Credit Facility is secured by all of the SPV’s assets. The SPV’s assets and liabilities are not available to satisfy debts and obligations of Senior Credit Investments, LLC. Assets and liabilities of the SPV as of September 30, 2026 and December 31, 2025 are as follows (in thousands):

	September 30, 2026	December 31, 2025
Assets
Investments at fair value	$573,639	$526,367
Restricted cash	13,574	14,285
Interest receivable	2,372	2,362
Deferred financing costs	3,000	3,706
Prepaid expenses and other assets	18	39
Total assets	$592,603	$546,759
Liabilities
Debt	$338,892	$293,279
Interest payable	5,075	4,265
Accrued expenses and other liabilities	26	40
Total liabilities	$343,993	$297,584

Both the SPV and the Company have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. As of September 30, 2026 and December 31, 2025, the Company was in compliance with all covenants and other requirements of the Senior Secured Credit Facility.

Revolving Credit Facility

On September 21, 2026, the Company entered into a second amendment to the credit agreement (the “Revolving Credit Facility”), which amends the credit agreement, dated as of March 21, 2025, by and among the Company, as borrower, and Sumitomo Mitsui Trust Bank, Limited, New York Branch, as the administrative agent, arranger and lender (the “Lender”).

The Revolving Credit Facility provides for borrowings in U.S. dollars in an aggregate amount of up to $25 million.

Availability under the Revolving Credit Facility will terminate on the earlier of September 30, 2027, which may be extended for up to two additional one-year periods, subject to the consent of the administrative agent and extending lender, and the date of termination of the revolving commitments thereunder.

Borrowings under the Revolving Credit Facility will bear interest at Term SOFR or at the Alternate Base Rate, in each case plus an applicable margin equal to 2.05% for borrowings that reference Term SOFR and 1.05% for borrowings that reference the Alternate Base Rate. The Company will pay a non-use fee of (i) 0.25% per annum on the average daily unused portion of the aggregate commitments of the Lender if the average utilization of the Revolving Credit Facility during such quarter is 50% or greater, or (ii) 0.35% per annum on the average daily unused portion of the aggregate commitments of the Lender if the average utilization of the Revolving Credit Facility during such quarter is less than 50%, payable quarterly in arrears, based on the average daily amount of the unused commitments during the immediately preceding quarter.

The Company’s obligations under the Revolving Credit Facility are secured by the Company’s right to call capital from certain of its investors, its right to receive capital contributions from certain of its investors, the bank account into which such capital contributions are funded and all proceeds of any and all of the foregoing.

The Company made certain representations and warranties and must comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. As of September 30, 2026, the Company was in compliance with all covenants and other requirements of the Revolving Credit Facility.

Note 7. Member’s Capital

Under the terms of our limited liability agreement, the Company is authorized to issue up to 1,000,000,000 common units.

The following tables summarize the total common units issued and proceeds received for the three and nine months ended September 30, 2026 and 2025 (in thousands, except unit amounts):

	Three months ended September 30, 2026		Nine months ended September 30, 2026
	Units	Amount	Units	Amount
Proceeds from units sold	—	$—	16,877	$30,000
Repurchase of common units	—	—	—	—
Distributions reinvested	—	—	—	—
Total	—	$—	16,877	$30,000

	Three months ended September 30, 2025		Nine months ended September 30, 2025
	Units	Amount	Units	Amount
Proceeds from units sold	18,164	$32,500	30,523	$55,000
Repurchase of common units	—	—	—	—
Distributions reinvested	—	—	—	—
Total	18,164	$32,500	30,523	$55,000

Net Asset Value per Unit and Offering Price

The Company determines NAV for its units as of the last day of each calendar month. Units are issued at an offering price equivalent to the most recent NAV per unit available, which will be the prior calendar day NAV per unit. The following tables summarize each month-end NAV per unit during the nine months ended September 30, 2026 and 2025:

For the Month Ended	NAV Per Unit
January 31, 2026	$1,788.50
February 28, 2026	$1,788.40
March 31, 2026	$1,780.57
April 30, 2026	$1,780.27
May 31, 2026	$1,773.99
June 30, 2026	$1,769.49
July 31, 2026	$1,769.05
August 31, 2026	$1,771.31
September 30, 2026	$1,767.94

For the Month Ended	NAV Per Unit
January 31, 2025	$1,808.00
February 28, 2025	$1,807.74
March 31, 2025	$1,803.92
April 30, 2025	$1,801.50
May 31, 2025	$1,794.83
June 30, 2025	$1,797.80
July 31, 2025	$1,798.35
August 31, 2025	$1,794.24
September 30, 2025	$1,790.25

Distributions

The Board authorizes and declares distribution amounts per unit. The following tables present distributions that were declared during the three and nine months ended September 30, 2026 and 2025 (in thousands, except per unit data):

Declaration Date	Record Date	Payment Date	Per Unit	Amount
January 29, 2026	January 30, 2026	February 17, 2026	$16.4127	$2,130
February 27, 2026	February 27, 2026	March 16, 2026	17.0735	2,215
March 26, 2026	March 26, 2026	April 16, 2026	17.2060	2,233
April 24, 2026	April 30, 2026	May 18, 2026	16.7252	2,453
May 29, 2026	May 29, 2026	June 18, 2026	17.0106	2,494
June 29, 2026	June 29, 2026	July 20, 2026	16.7099	2,450
July 31, 2026	July 31, 2026	August 18, 2026	17.1161	2,512
August 31, 2026	August 31, 2026	September 18, 2026	16.1572	2,369
September 29, 2026	September 30, 2026	October 20, 2026	15.7021	2,302
			$150.1133	$21,158

Declaration Date	Record Date	Payment Date	Per Unit	Amount
January 30, 2025	January 31, 2025	February 21, 2025	$16.8030	$1,571
February 26, 2025	February 28, 2025	March 17, 2025	15.9745	1,559
March 27, 2025	March 27, 2025	April 15, 2025	15.9830	1,560
April 29, 2025	April 30, 2025	May 15, 2025	14.5059	1,416
May 29, 2025	May 30, 2025	June 16, 2025	16.8030	1,640
June 24, 2025	June 26, 2025	July 15, 2025	14.8487	1,449
July 28, 2025	July 30, 2025	August 15, 2025	15.9106	1,553
August 29, 2025	August 29, 2025	September 15, 2025	16.7473	1,635
September 26, 2025	September 26, 2025	October 15, 2025	17.0032	1,660
			$144.5792	$14,043

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

Note 8. Net Increase in Net Assets Per Unit

The following sets forth the computation of basic and diluted earnings per unit for the three and nine months ended September 30, 2026 and 2025 (in thousands, except unit and per unit data):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net increase in member's capital resulting from operations	$6,955	$4,128	$18,392	$11,971
Weighted average units outstanding	146,634	98,002	141,379	96,261
Net increase in member's capital per unit resulting from operations - basic and diluted	$47.43	$42.12	$130.09	$124.36

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

The Company has commitments to fund various revolving and first lien senior secured delayed draw term loans. As of September 30, 2026 and December 31, 2025, the total unfunded commitments were $68.2 million and $111.2 million, respectively.

The Company has entered into an equity commitment letter with the SPV, in connection with the Company’s Senior Secured Credit Facility. See Note 6 to the consolidated financial statements for additional information.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2026, management is not aware of any pending or threatened material litigation.

Note 10. Financial Highlights

The following are the financial highlights for the nine months ended September 30, 2026 and 2025 (in thousands, except unit and per unit data):

	Nine months ended September 30,
	2026	2025
Per Unit Data:
Net asset value at beginning of period	$1,787.98	$1,810.37
Results of operations:
Net investment income (1)	153.13	148.46
Net realized gains (losses) and unrealized appreciation (depreciation) (2)	(23.06)	(24.00)
Net increase (decrease) in member’s capital resulting from operations	130.07	124.46
Distributions declared (3)
Distributions from net investment income	(150.11)	(144.58)
Net (decrease) in member’s capital resulting from distributions	(150.11)	(144.58)
Net asset value at end of period	$1,767.94	$1,790.25

Total return based on net asset value (4)	7.5%	7.1%
Units outstanding, end of period	146,634	115,771
Weighted average units outstanding	141,379	96,261

Ratio/Supplemental Data:
Member’s capital at end of period	$259,239	$207,259
Annualized ratio of net expenses to average member’s capital (5)	9.8%	11.4%
Annualized ratio of net expenses before voluntary waivers to average member’s capital (5)(6)	12.4%	13.8%
Annualized ratio of net investment income to average member’s capital (5)	11.4%	10.7%
Portfolio turnover rate (7)	5.6%	3.5%
Asset coverage ratio, end of period	173.2%	169.1%

Capital Commitments Data:
Capital commitments, end of period	$300,000	$300,000
Funded capital commitments, end of period	$265,998	$210,998
% of capital commitments funded	88.7%	70.3%

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

October 2026 Distributions

On October 30, 2026, the Company’s Board of Directors declared a distribution of $16.7543 per unit, which is payable on November 18, 2026 to unitholders of record as of the close of business on October 30, 2026.

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

Portfolio and Investment Activity

Our portfolio and investment activity during the three and nine months ended September 30, 2026 and 2025 is presented below (information at amortized cost unless otherwise indicated) (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Total investments, beginning of period	$603,649	$422,147	$546,560	$316,371
New investments purchased	11,449	71,784	93,011	192,777
Net accretion of discount on investments	302	302	888	773
Payment-in-kind interest and fees capitalized	477	181	1,389	445
Net realized gain (loss) on investments	114	—	320	224
Investments repaid	(12,604)	(2,204)	(38,781)	(18,380)
Total investments, end of period	$603,387	$492,210	$603,387	$492,210

Portfolio Companies at beginning of period	104	71	96	50
Number of new Portfolio Companies	—	18	10	42
Number of exited Portfolio Companies	(1)	—	(3)	(3)
Portfolio Companies at end of period	103	89	103	89

Our portfolio composition and weighted average yields as of September 30, 2026 and December 31, 2025 were as follows (dollars in millions):

	September 30, 2026	December 31, 2025
Weighted average yield on debt investments, at amortized cost (1)	9.3%	9.1%
Weighted average yield on debt investments, at fair value (1)	9.3%	9.1%
Weighted average EBITDA (2)	$259	$228
Weighted average loan-to-value (“LTV”) (3)	39%	39%
Percentage of first lien secured debt portfolio investments, at fair value	99.7%	99.7%
Percentage of debt investments bearing a floating rate, at fair value	99.9%	99.9%

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

As of September 30, 2026, 1.3% of total investments at amortized cost, or 1.0% of total investments at fair value, were on non-accrual status. As of December 31, 2025, there were no loans placed on non-accrual status.

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

Our critical accounting estimates should be read in conjunction with our risk factors described in “Item 1A. Risk Factors” of our 2025 Form 10-K and as described in Note 2 of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2026.

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

Rule 2a-5 under the Investment Company Act establishes requirements for appointing a “valuation designee” and determining fair value in good faith for purposes of the Investment Company Act. Our valuation procedures comply with the rule’s requirements.

Results of Operations

Operating results for the three and nine months ended September 30, 2026 and 2025 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Total investment income	$13,769	$11,381	$40,389	$29,598
Net expenses	6,267	6,276	18,740	15,307
Net investment income	7,502	5,105	21,649	14,291
Net realized gain (loss)	114	—	320	224
Net change in unrealized appreciation (depreciation)	(661)	(977)	(3,577)	(2,544)
Net increase in member’s capital resulting from operations	$6,955	$4,128	$18,392	$11,971

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

Investment Income

Investment income was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Interest income	$13,089	$10,904	$38,349	$28,354
Payment-in-kind interest income	518	220	1,426	475
Other income	162	257	614	769
Total investment income	$13,769	$11,381	$40,389	$29,598

For the three months ended September 30, 2026 and 2025, total investment income was $13.8 million and $11.4 million, respectively, and for the nine months ended September 30, 2026 and 2025, total investment income was $40.4 million and $29.6 million, respectively, all primarily driven by our deployment of capital and the increased balance of our investments. The size of our investment portfolio at fair value increased to $599.0 million at September 30, 2026 from $491.9 million at September 30, 2025.

Expenses

Expenses were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Interest and other financing expenses	$5,659	$5,716	$17,015	$13,550
Management fees	817	603	2,388	1,660
Income-based incentive fees	836	563	2,408	1,579
Other general and administrative expenses	608	560	1,725	1,757
Total expenses before Fee Waiver	7,920	7,442	23,536	18,546
Management fees waived	(817)	(603)	(2,388)	(1,660)
Incentive fees waived	(836)	(563)	(2,408)	(1,579)
Net expenses	$6,267	$6,276	$18,740	$15,307

For the three months ended September 30, 2026 and 2025, net expenses were $6.3 million and $6.3 million, respectively, and for the nine months ended September 30, 2026 and 2025, net expenses were $18.7 million and $15.3 million, respectively, all primarily attributable to interest and other financing expenses partially offset by the Fee Waivers from our Investment Adviser.

Interest and other financing expenses

For the three months ended September 30, 2026 and 2025, total interest expense (including unused fees and amortization of deferred financing costs) of $5.7 million and $5.7 million, respectively was driven by $347.9 million and $291.5 million, respectively, of average debt outstanding. For the nine months ended September 30, 2026 and 2025, total interest expense (including unused fees and amortization of deferred financing costs) of $17.0 million and $13.6 million, respectively was driven by $351.3 million and $234.5 million, respectively, of average debt outstanding.

Management fees

For the three months ended September 30, 2026 and 2025, management fees were $0.8 million and $0.6 million, respectively. For the nine months ended September 30, 2026 and 2025, management fees were $2.4 million and $1.7 million, respectively. Management fees are incurred at annual rate of 1.25% of the average value of our net assets at the end of the most recently completed calendar quarter. The Investment Adviser agreed to waive the management fees through May 31, 2027, which resulted in a waiver of $0.8 million and $0.6 million, respectively, for the three months ended September 30, 2026 and 2025 and $2.4 million and $1.7 million, respectively, for the nine months ended September 30, 2026 and 2025.

Incentive fees

For the three months ended September 30, 2026 and 2025, total incentive fees were $0.8 million and $0.6 million, respectively. For the nine months ended September 30, 2026 and 2025, total incentive fees were $2.4 million and $1.6 million, respectively. The Investment Adviser agreed to waive the incentive fee through May 31, 2027, which resulted in a waiver of $0.8 million and $0.6 million, respectively, for the three months ended September 30, 2026 and 2025 and $2.4 million and $1.6 million, respectively for the nine months ended September 30, 2026 and 2025.

Net Realized Gain (Loss)

For the three and nine months ended September 30, 2026, we had $0.1 million and $0.3 million of realized gains (losses) on investments. For the three and nine months ended September 30, 2025, we had $0.0 million and $0.2 million of realized gains (losses) on investments.

Net Unrealized Appreciation (Depreciation)

Net unrealized appreciation (depreciation) was comprised of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Non-controlled/non-affiliated investments
Net unrealized appreciation (depreciation)	$(661)	$(977)	$(3,577)	$(2,544)

For the three months ended September 30, 2026 and 2025, we recognized gross unrealized appreciation on investments of $1.3 million and $0.8 million, respectively, and gross unrealized depreciation on investments of $1.9 million and $1.8 million, respectively, resulting in net change in unrealized appreciation (depreciation) of $(0.7) million and $(1.0) million, respectively, on investments. For the nine months ended September 30, 2026 and 2025, we recognized gross unrealized appreciation on investments of $1.4 million and $1.5 million, respectively, and gross unrealized depreciation on investments of $5.0 million and $4.1 million, respectively, resulting in net change in unrealized appreciation (depreciation) of $(3.6) million and $(2.5) million, respectively, on investments.

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

As of September 30, 2026, we had one Senior Secured Credit Facility outstanding with a maximum available amount of $400 million and a Revolving Credit Facility with an aggregate available amount of $25.0 million. We may enter into additional credit facilities, increase the size of our existing credit facilities or issue additional debt securities, including debt securitizations and unsecured debt. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the Investment Company Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness is at least 150%.

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

Debt

As of September 30, 2026, we had an aggregate principal amount of $354.2 million of debt outstanding under the credit facilities. The Senior Secured Credit Facility matures on December 7, 2029, unless there is an earlier termination or an acceleration following an event of default. Availability under the Revolving Credit Facility will terminate on the earlier of September 30, 2027, which may be extended for up to two additional one-year periods, subject to the consent of the administrative agent and extending lender, and the date of termination of the revolving commitments thereunder.

See Note 6 to the consolidated financial statements for information on the Company’s debt.

Member’s Capital

See Note 7 to the consolidated financial statements for information on the Company’s common units and related capital activities.

Distributions

The Board authorizes and declares distribution amounts per unit. The following tables present distributions that were declared during the three and nine months ended September 30, 2026 and 2025 (in thousands, except per unit data):

Declaration Date	Record Date	Payment Date	Per Unit	Amount
January 29, 2026	January 30, 2026	February 17, 2026	$16.4127	$2,130
February 27, 2026	February 27, 2026	March 16, 2026	17.0735	2,215
March 26, 2026	March 26, 2026	April 16, 2026	17.2060	2,233
April 24, 2026	April 30, 2026	May 18, 2026	16.7252	2,453
May 29, 2026	May 29, 2026	June 18, 2026	17.0106	2,494
June 29, 2026	June 29, 2026	July 20, 2026	16.7099	2,450
July 31, 2026	July 31, 2026	August 18, 2026	17.1161	2,512
August 31, 2026	August 31, 2026	September 18, 2026	16.1572	2,369
September 29, 2026	September 30, 2026	October 20, 2026	15.7021	2,302
			$150.1133	$21,158

Declaration Date	Record Date	Payment Date	Per Unit	Amount
January 30, 2025	January 31, 2025	February 21, 2025	$16.8030	$1,571
February 26, 2025	February 28, 2025	March 17, 2025	15.9745	1,559
March 27, 2025	March 27, 2025	April 15, 2025	15.9830	1,560
April 29, 2025	April 30, 2025	May 15, 2025	14.5059	1,416
May 29, 2025	May 30, 2025	June 16, 2025	16.8030	1,640
June 24, 2025	June 26, 2025	July 15, 2025	14.8487	1,449
July 28, 2025	July 30, 2025	August 15, 2025	15.9106	1,553
August 29, 2025	August 29, 2025	September 15, 2025	16.7473	1,635
September 26, 2025	September 26, 2025	October 15, 2025	17.0032	1,660
			$144.5792	$14,043

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

The following tables summarize the total common units issued and proceeds received for the three and nine months ended September 30, 2026 (in thousands, except unit amounts):

	Three months ended September 30, 2026		Nine months ended September 30, 2026
	Units	Amount	Units	Amount
Proceeds from units sold	—	$—	16,877	$30,000
Repurchase of common units	—	—	—	—
Distributions reinvested	—	—	—	—
Total	—	$—	16,877	$30,000

The following tables summarize the total common units issued and proceeds received for the three and nine months ended September 30, 2025 (in thousands, except unit amounts):

	Three months ended September 30, 2025		Nine months ended September 30, 2025
	Units	Amount	Units	Amount
Proceeds from units sold	18,164	$32,500	30,523	$55,000
Repurchase of common units	—	—	—	—
Distributions reinvested	—	—	—	—
Total	18,164	$32,500	30,523	$55,000

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

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of September 30, 2026, management is not aware of any pending or threatened litigation.

Related-Party Transactions

We entered into a number of business relationships with affiliated or related parties, including the following:

•
Investment Advisory Agreement
•
Co-Investment Exemptive Relief
•
Due to Affiliates

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

As of September 30, 2026, on a fair value basis, 99.9% of our debt portfolio investments bore interest at variable rates and typically have durations of one to six months after which they reset to current market interest rates, and substantially all are subject to certain floors. Our Senior Secured Credit Facility bears interest at a Term SOFR or a Base Rate, in each case plus an applicable margin equal to 2.15% for borrowings that reference Term SOFR and 1.15% for borrowings that reference the Base Rate. Our Revolving Credit Facility bears interest at a Term SOFR or a Base Rate, in each case plus an applicable margin equal to 2.05% for borrowings that reference Term SOFR and 1.05% for borrowings that reference the Alternate Base Rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

The following table shows the estimated annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio and outstanding debt as of September 30, 2026, assuming no changes in our investment and borrowing structure (in thousands):

Basis Point Change	Interest Income	Interest Expense	Net Income
Up 200 basis points	$12,078	$(7,084)	$4,994
Up 100 basis points	6,039	(3,542)	2,497
Up 50 basis points	3,020	(1,771)	1,249
Down 50 basis points	(3,020)	1,771	(1,249)
Down 100 basis points	(6,039)	3,542	(2,497)
Down 200 basis points	(12,078)	7,084	(4,994)

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

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2026, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

(b) Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Certificate of Formation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10, filed on August 11, 2023).
3.2	Second Amended and Restated Limited Liability Company Agreement (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on February 6, 2024).
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

Senior Credit Investments, LLC

Date: November 13, 2026	By:	/s/ Jason Kennedy
Jason Kennedy
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 13, 2026	By:	/s/ Ryan Schindele
Ryan Schindele
Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)